Form 10-Q
period 2017-06-17
SUPERVALU INC
filed 2017-07-25
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended June 17, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emergency growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 21, 2017, there were 268,502,223 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Net sales	$4,004	$3,765
Cost of sales	3,453	3,216
Gross profit	551	549
Selling and administrative expenses	484	460
Operating earnings	67	89
Interest expense, net	43	60
Equity in earnings of unconsolidated affiliates	(2)	(1)
Earnings from continuing operations before income taxes	26	30
Income tax provision	14	10
Net earnings from continuing operations	12	20
Income from discontinued operations, net of tax	—	27
Net earnings including noncontrolling interests	12	47
Less net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to SUPERVALU INC.	$11	$46

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.04	$0.07
Discontinued operations	$—	$0.10
Basic net earnings per share	$0.04	$0.17
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.04	$0.07
Discontinued operations	$—	$0.10
Diluted net earnings per share	$0.04	$0.17
Weighted average number of shares outstanding:
Basic	267	264
Diluted	269	267
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Net earnings including noncontrolling interests	$12	$47
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	—	6
Recognition of interest rate swap cash flow hedge(2)	—	—
Total other comprehensive income	—	6
Comprehensive income including noncontrolling interests	12	53
Less comprehensive income attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to SUPERVALU INC.	$11	$52

(1)	Amounts are net of tax (benefit) expense of $(1) and $4 for the first quarters of fiscal 2018 and 2017, respectively.

(2)	Amounts are net of tax expense of $1 and $0 for the first quarters of fiscal 2018 and 2017, respectively.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value data)

	June 17, 2017	February 25, 2017
ASSETS
Current assets
Cash and cash equivalents	$252	$332
Receivables, net	411	386
Inventories, net	825	764
Other current assets	63	59
Total current assets	1,551	1,541
Property, plant and equipment, net	1,011	1,004
Goodwill	710	710
Intangible assets, net	35	39
Deferred tax assets	158	165
Other assets	130	121
Total assets	$3,595	$3,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$940	$881
Accrued vacation, compensation and benefits	147	150
Current maturities of long-term debt and capital lease obligations	30	26
Other current liabilities	125	172
Total current liabilities	1,242	1,229
Long-term debt	1,282	1,263
Long-term capital lease obligations	179	186
Pension and other postretirement benefit obligations	305	322
Long-term tax liabilities	64	63
Other long-term liabilities	126	134
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value: 400 shares authorized; 269 and 268 shares issued, respectively	3	3
Capital in excess of par value	2,832	2,828
Treasury stock, at cost, 0 and 0 shares, respectively	(3)	(2)
Accumulated other comprehensive loss	(278)	(278)
Accumulated deficit	(2,164)	(2,175)
Total SUPERVALU INC. stockholders’ equity	390	376
Noncontrolling interests	7	7
Total stockholders’ equity	397	383
Total liabilities and stockholders’ equity	$3,595	$3,580
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balances as of February 27, 2016	$3	$2,808	$(5)	$(422)	$(2,825)	$(441)	$8	$(433)
Net earnings	—	—	—	—	46	46	1	47
Other comprehensive income, net of tax of $4	—	—	—	6	—	6	—	6
Sales of common stock under option plans	—	—	—	—	—	—	—	—
Stock-based compensation	—	4	—	—	—	4	—	4
Restricted stock vested	—	(4)	4	—	—	—	—	—
Restricted stock forfeitures	—	3	(3)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Tax impact on stock-based awards, shares traded for taxes and other	—	(5)	(1)	—	—	(6)	1	(5)
Balances as of June 18, 2016	$3	$2,806	$(5)	$(416)	$(2,779)	$(391)	$8	$(383)

Balances as of February 25, 2017	$3	$2,828	$(2)	$(278)	$(2,175)	$376	$7	$383
Net earnings	—	—	—	—	11	11	1	12
Other comprehensive income, net of tax of $0	—	—	—	—	—	—	—	—
Stock-based compensation	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Shares traded for taxes and other	—	(2)	(1)	—	—	(3)	1	(2)
Balances as of June 17, 2017	$3	$2,832	$(3)	$(278)	$(2,164)	$390	$7	$397
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$12	$47
Income from discontinued operations, net of tax	—	27
Net earnings from continuing operations	12	20
Adjustments to reconcile Net earnings from continuing operations to Net cash provided by operating activities – continuing operations:
Asset impairment and other charges	—	1
Loss on debt extinguishment	5	7
Net gain on sale of assets and exits of surplus leases	(2)	(1)
Depreciation and amortization	60	64
LIFO charge	2	2
Deferred income taxes	8	19
Stock-based compensation	6	4
Net pension and other postretirement benefit income	(17)	(7)
Contributions to pension and other postretirement benefit plans	(1)	(1)
Other adjustments	9	4
Changes in operating assets and liabilities, net of effects from business acquisitions	(35)	10
Net cash provided by operating activities – continuing operations	47	122
Net cash (used in) provided by operating activities – discontinued operations	(55)	1
Net cash (used in) provided by operating activities	(8)	123
Cash flows from investing activities
Proceeds from sale of assets	4	1
Purchases of property, plant and equipment	(84)	(35)
Payments for business acquisitions	—	(2)
Net cash used in investing activities – continuing operations	(80)	(36)
Net cash provided by (used in) investing activities – discontinued operations	3	(25)
Net cash used in investing activities	(77)	(61)
Cash flows from financing activities
Proceeds from revolving credit facility	49	1,116
Payments on revolving credit facility	(49)	(1,058)
Proceeds from issuance of debt	550	—
Payments of debt and capital lease obligations	(532)	(108)
Payments for shares traded for taxes	(3)	(2)
Payments for debt financing costs	(8)	(5)
Distributions to noncontrolling interests	(2)	(3)
Net cash provided by (used in) financing activities	5	(60)
Net (decrease) increase in cash and cash equivalents	(80)	2
Cash and cash equivalents at beginning of period	332	57
Cash and cash equivalents at the end of period	$252	$59
Less cash and cash equivalents of discontinued operations at end of period	—	(16)
Cash and cash equivalents of continuing operations at end of period	$252	$43
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$13	$20
Capital lease asset additions	$1	$7
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$47	$54
Income taxes paid, net	$37	$3
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“Supervalu”, the “Company”, “we”, “us”, or “our”) for the first quarters ended June 17, 2017 and June 18, 2016 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. The results of operations for the first quarter ended June 17, 2017 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017.
Fiscal Year
Supervalu operates on a 52/53 week fiscal year basis, with its fiscal year ending on the last Saturday in February. References to the first quarters of fiscal 2018 and 2017 relate to the 16 week fiscal quarters ended June 17, 2017 and June 18, 2016, respectively.
Use of Estimates
The preparation of Supervalu’s Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Supervalu considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Supervalu’s banking arrangements allow Supervalu to fund outstanding checks when presented to the financial institution for payment. Supervalu funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 17, 2017 and February 25, 2017, Supervalu had net book overdrafts of $77 and $91, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of Supervalu’s inventories consist of finished goods and a substantial portion of Supervalu’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on Supervalu’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $218 at June 17, 2017 and $216 at February 25, 2017. Supervalu recorded a LIFO charge of $2 and $2 for the first quarters ended June 17, 2017 and June 18, 2016, respectively.

Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance under Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Supervalu adopted this guidance in the first quarter of fiscal 2018, which resulted in $5 of additional income tax expense that would have been recorded as an adjustment to Additional paid-in-capital under previous authoritative guidance. The adoption resulted in the presentation of payments for shares traded for taxes within financing activities, which resulted in the retrospective revision of the Condensed Consolidated Statements of Cash Flows. In addition, estimated forfeitures continued to be recorded as stock-based compensation expense.
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
In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, Supervalu will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity (deficit). ASU 2016-02 requires Supervalu to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating leases. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Supervalu is required to adopt this new guidance in the first quarter of fiscal 2020. Supervalu is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements. For a quantification of Supervalu’s off-balance sheet operating leases subject to capitalization under ASU 2016-02, other than those reserved for as a closed property and certain agreements that may be deemed leases under the new authoritative guidance, refer to total operating lease obligations within Note 9—Leases in the Notes to Consolidated Financial Statements included in Part II, Item 8 of Supervalu's Annual Report on Form 10-K for the fiscal year ended February 25, 2017.
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
In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new guidance will likely be adopted by Supervalu during the first quarter of fiscal 2019, as permitted by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The adoption will include updates as provided under ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. Adoption is allowed by either the full retrospective or modified retrospective approach.
Supervalu is currently evaluating which of the alternative approaches it will apply and the potential impact of adoption of the revised revenue standards on its consolidated financial statements. Supervalu believes that there will be few, if any, substantial changes to its Retail segment. Arrangements where Supervalu has determined it was a principal versus an agent are expected to remain relatively unchanged. Distribution contracts within Wholesale contain certain immaterial promises for goods or services that Supervalu believes will be immaterial in the context of the contracts. Supervalu expects to complete its evaluation in fiscal 2018. Upon conclusion of the revised revenue assessment, Supervalu will determine whether to adopt the guidance under the full retrospective or modified retrospective approach.

NOTE 2—BUSINESS ACQUISITIONS
On June 23, 2017, Supervalu completed the acquisition of Unified Grocers, Inc. (“Unified”) pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 (the “Merger Agreement”) by and among Supervalu, West Acquisition Corporation, a wholly owned subsidiary of Supervalu (“Merger Sub”), and Unified. Supervalu acquired Unified in a transaction valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing.
At the closing of the transaction, Merger Sub merged with and into Unified. As a result of the transaction, Unified became a wholly owned subsidiary of Supervalu and the shares of Unified were converted into the right to receive from Supervalu $114 in cash in the aggregate.
No amounts of revenue or expenses of Unified were included in the first quarter of fiscal 2018 results of operations, financial position or cash flows of Supervalu since the business was not acquired until the second quarter of fiscal 2018.  Supervalu incurred merger and integration costs of $4 in the first quarter of fiscal 2018 related to the Unified acquisition. Supervalu has not included pro forma financial disclosures for the Unified acquisition in this Quarterly Report on Form 10-Q for the 16 weeks ended June 17, 2017 because the information necessary to complete the disclosure was not yet available.

NOTE 3—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
Changes in Supervalu’s reserves for closed properties consisted of the following:

June 17, 2017 (16 weeks)
Reserves for closed properties at beginning of the fiscal year	$22
Additions	—
Payments	(2)
Adjustments	(1)
Reserves for closed properties at the end of period	$19

Property, Plant and Equipment-Related Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Property, plant and equipment:
Carrying value	$—	$2
Fair value measured using Level 3 inputs	—	2
Impairment charge	$—	$—

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Changes in Supervalu’s Goodwill and Intangible assets, net consisted of the following:

	February 25, 2017	Additions	Impairments	Other net adjustments	June 17, 2017
Wholesale goodwill	$710	$—	$—	$—	$710

Intangible assets:
Favorable operating leases, prescription files, customer lists and other	$141	$—	$—	$—	$141
Trademarks and tradenames – indefinite useful lives	5	—	—	—	5
Total intangible assets	146	—	—	—	146
Accumulated amortization	(107)	(4)	—	—	(111)
Total intangible assets, net	$39				$35
Amortization of intangible assets with definite useful lives was $4 and $3 for the first quarters ended June 17, 2017 and June 18, 2016, respectively. Future amortization expense is anticipated to be approximately $7, and $6, $4, $4, $3 and $3 for the remainder of fiscal 2018, and for fiscal 2019, 2020, 2021, 2022 and 2023, respectively.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring fair value measurements were as follows:

		June 17, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$5	$—	$—	$5
Total		$5	$—	$—	$5

Liabilities:
Interest rate swap derivative	Other current liabilities	$—	$2	$—	$2
Interest rate swap derivative	Other long-term liabilities	—	1	—	1
Total		$—	$3	$—	$3

		February 25, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$5	$—	$—	$5
Total		$5	$—	$—	$5

Liabilities:
Interest rate swap derivative	Other current liabilities	$—	$2	$—	$2
Interest rate swap derivative	Other long-term liabilities	—	1	—	1
Total		$—	$3	$—	$3
Diesel Fuel Derivatives
Fuel derivative gains (losses) are included within Cost of sales in the Condensed Consolidated Statements of Operations and were $0 and $0 for the first quarters of fiscal 2018 and 2017, respectively.
Interest Rate Swap Derivatives
Interest rate swap derivative reclassifications from Accumulated other comprehensive loss into earnings are recorded within Interest expense, net in the Condensed Consolidated Statements of Operations and were $1 and $1 in the first quarters of fiscal 2018 and 2017, respectively. No amounts were reclassified related to hedging ineffectiveness.
As of June 17, 2017, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $5 and a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $2.
Non-recurring Fair Value Measurements
Impairment charges related to goodwill and intangible assets discussed in Note 4—Goodwill and Intangible Assets and to property, plant and equipment discussed in Note 3—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges were measured at fair value using Level 3 inputs.
Fair Value Estimates
For certain of Supervalu’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying amounts due to their short maturities.
The estimated fair value of notes receivable was greater than their carrying amount by approximately $0 and $0 as of June 17, 2017 and February 25, 2017, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.

The estimated fair value of Supervalu’s long-term debt was lower than the carrying amount, excluding debt financing costs, by approximately $14 as of June 17, 2017 and equal to the carrying amount, excluding debt financing costs, as of February 25, 2017. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.

NOTE 6—LONG-TERM DEBT
Supervalu’s long-term debt consisted of the following:

	June 17, 2017	February 25, 2017
4.59% Secured Term Loan Facility due June 2024	$525	$—
5.54% Secured Term Loan Facility due March 2019	—	524
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	350
4.25% Revolving ABL Credit Facility due February 2021	—	—
Other	27	—
Debt financing costs, net	(13)	(10)
Original issue discount on debt	(3)	(1)
Total debt	1,286	1,263
Less current maturities of long-term debt	(4)	—
Long-term debt	$1,282	$1,263
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
Senior Secured Credit Agreements
During the first quarter of fiscal 2018, Supervalu entered into a fourth amendment agreement (the “Fourth Term Loan Amendment”) amending and restating its Secured Term Loan Facility due March 2019 (the “Secured Term Loan Facility due March 2019” and as amended and restated, the “Secured Term Loan Facility”). The Secured Term Loan Facility provides for (i) an initial term loan facility of $525, which was drawn down in full to refinance outstanding loans under the Secured Term Loan Facility due March 2019 at a lower interest rate and (ii) a delayed draw term loan facility of $315, which was drawn down in full in the second quarter of fiscal 2018 for the purpose of consummating the acquisition of Unified. Borrowings under the Secured Term Loan Facility bear interest at the rate of LIBOR plus 3.50 percent with a floor on LIBOR set at 1.00 percent, compared to the rate under the Secured Term Loan Facility due March 2019 of LIBOR plus 4.50 percent with a floor of 1.00 percent. The Secured Term Loan Facility will mature on June 8, 2024. However, if Supervalu has not repaid its 6.75 percent Senior Notes due June 2021 or its 7.75 percent Senior Notes due November 2022 by the date that is 91 days prior to the respective maturity date of such notes, the Secured Term Loan Facility will mature on the date that is 91 days prior to the maturity date of such notes. The Secured Term Loan Facility will also mature early upon the occurrence of a Change of Control (as defined in the Secured Term Loan Facility). During the first quarter ended June 17, 2017, in connection with the completion of the Fourth Term Loan Amendment, Supervalu paid debt financing costs of approximately $8, of which $5 was capitalized and $3 was expensed, and paid original issue discount of approximately $2, all of which was capitalized, and recognized a non-cash charge of approximately $2 for the write-off of existing unamortized debt financing costs. On June 23, 2017, in connection with the closing of the acquisition of Unified, Supervalu executed the delayed draw under the Secured Term Loan Facility and increased the outstanding borrowings under the facility to $840.
The Secured Term Loan Facility is secured by substantially all of Supervalu’s real estate, equipment and certain other assets. The Secured Term Loan Facility is guaranteed by Supervalu’s material subsidiaries (together with Supervalu, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Term Loan Parties have granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of June 17, 2017 and February 25, 2017, there was $530 and $520, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing Supervalu’s $1,000 asset-based revolving credit facility (the “Revolving ABL Credit

Facility”). As of June 17, 2017 and February 25, 2017, $5 and $0 of the Secured Term Loan Facility was classified as current, respectively, excluding debt financing costs and original issue discount.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility, Supervalu must, subject to certain exceptions and certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Supervalu must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on Supervalu’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended, minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on Supervalu’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of fiscal 2017, no prepayment from Excess Cash Flow in fiscal 2017 was required in the first quarter of fiscal 2018. The potential amount of prepayment from Excess Cash Flow that may be required for fiscal 2018 is not reasonably estimable as of June 17, 2017.
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
As of June 17, 2017 and February 25, 2017, there were no outstanding borrowings under the Revolving ABL Credit Facility. The assets included in the Condensed Consolidated Balance Sheets securing the outstanding borrowings under the Revolving ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the Revolving ABL Credit Facility, were as follows:

Assets securing the Revolving ABL Credit Facility(1):	June 17, 2017	February 25, 2017
Certain inventory assets included in Inventories, net	$1,014	$949
Certain receivables included in Receivables, net	248	228
Certain amounts included in Cash and cash equivalents	21	19

(1)	The Revolving ABL Credit Facility is also secured by all of Supervalu's pharmacy scripts included in Intangible assets, net.

Unused available credit and fees under the Revolving ABL Credit Facility:	June 17, 2017	February 25, 2017
Outstanding letters of credit	$52	$53
Letters of credit fees	1.375%	1.375%
Unused available credit	785	748
Unused facility fees	0.25%	0.25%
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit Supervalu’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by Supervalu, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of June 17, 2017, the aggregate cap on Restricted Payments was approximately $502. The Revolving ABL Credit Facility permits dividends up to $75 per fiscal year, not to exceed $175 in the aggregate over the life of the Revolving

ABL Credit Facility as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. Those caps could be reduced by certain debt prepayments made by Supervalu. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures
The $400 of 6.75 percent Senior Notes due June 2021 and the $350 of 7.75 percent Senior Notes due November 2022 contain operating covenants, including limitations on liens and on sale and leaseback transactions. Supervalu was in compliance with all such covenants and provisions for all periods presented.

NOTE 7—BENEFIT PLANS
Net periodic benefit income and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Interest cost	$24	$26	$—	$1
Expected return on assets	(40)	(44)	—	—
Amortization of prior service benefit	—	—	(5)	(5)
Amortization of net actuarial loss	3	14	1	1
Net periodic benefit income	$(13)	$(4)	$(4)	$(3)
Contributions to benefit plans	$(1)	$(1)	$—	$—
Multiemployer Pension Plans
During the first quarters of fiscal 2018 and 2017, Supervalu contributed $12 and $12, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.
Pension Contributions
No minimum contributions are required to Supervalu's pension plans in fiscal 2018 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Supervalu anticipates fiscal 2018 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $5 to $10.

NOTE 8—NET EARNINGS PER SHARE
Basic net earnings per share is calculated using net earnings attributable to SUPERVALU INC. divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares outstanding is computed after giving effect to the dilutive impacts of stock-based awards, if any.

The following table reflects the calculation of basic and diluted net earnings per share:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Net earnings from continuing operations	$12	$20
Less net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings from continuing operations attributable to SUPERVALU INC.	11	19
Income from discontinued operations, net of tax	—	27
Net earnings attributable to SUPERVALU INC.	$11	$46

Weighted average number of shares outstanding—basic	267	264
Dilutive impact of stock-based awards	2	3
Weighted average number of shares outstanding—diluted	269	267

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.04	$0.07
Discontinued operations	$—	$0.10
Basic net earnings per share	$0.04	$0.17
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$0.04	$0.07
Discontinued operations	$—	$0.10
Diluted net earnings per share	$0.04	$0.17
Stock-based awards of 13 and 17 that were outstanding during the first quarters of fiscal 2018 and 2017, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive.
Reverse Stock Split
At the close of business on August 1, 2017, a 1-for-7 reverse split of Supervalu’s common stock will become effective. When the reverse stock split becomes effective, the number of authorized shares of Supervalu’s common stock will decrease to approximately 57, while the number of issued and outstanding shares will be reduced from approximately 269 to 38. No fractional shares will be issued following the reverse stock split. In lieu of any fractional shares, any holder of less than one share of common stock will be entitled to receive cash for such holder’s fractional share. The reverse stock split will not impact the authorized number of shares of preferred stock of Supervalu, none of which are outstanding. The reverse stock split will reduce the number of shares of common stock available for issuance under Supervalu’s equity compensation plans in proportion to the reverse stock split ratio. Upon effectiveness, the reverse stock split will cause a reduction in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the reverse stock split ratio and will cause a proportionate increase in any exercise price of such awards. Supervalu’s common stock will continue to trade on the NYSE under the symbol “SVU.”
The following table provides earnings per share calculated on a pro forma basis after giving effect to the reverse stock split, which Supervalu expects will begin trading on a split-adjusted basis when the market opens on August 2, 2017.

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Pro forma basic net earnings per share attributable to SUPERVALU INC. after reverse stock split:
Continuing operations	$0.31	$0.50
Discontinued operations	$(0.01)	$0.72
Pro forma basic net earnings per share	$0.30	$1.22
Pro forma diluted net earnings per share attributable to SUPERVALU INC. after reverse stock split:
Continuing operations	$0.30	$0.49
Discontinued operations	$(0.01)	$0.71
Pro forma diluted net earnings per share	$0.30	$1.20

NOTE 9—COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Supervalu reports comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ equity during the reporting period, other than those resulting from investments by and distributions to stockholders. Supervalu’s comprehensive income is calculated as net (loss) earnings including noncontrolling interests, plus or minus adjustments for pension and other postretirement benefit obligations, net of tax, and changes in the fair value of cash flow hedges, net of tax, less comprehensive income attributable to noncontrolling interests.
Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax, and unrealized losses on cash flow hedges, net of tax.
Changes in Accumulated other comprehensive loss by component for the first quarter of fiscal 2018 are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(276)	$(2)	$(278)
Other comprehensive income (loss) before reclassifications(1)	—	—	—
Amortization of amounts included in net periodic benefit income(2)	—	—	—
Amortization of cash flow hedge(3)	—	—	—
Net current-period Other comprehensive income(4)	—	—	—
Accumulated other comprehensive loss at the end of period, net of tax	$(276)	$(2)	$(278)
(1)Amount is net of tax (benefit) expense of $0, $0 and $0, respectively.
(2)Amount is net of tax (benefit) expense of $(1), $0 and $(1), respectively.
(3)Amount is net of tax (benefit) expense of $0, $1 and $1, respectively.
(4)Amount is net of tax (benefit) expense of $(1), $1 and $0, respectively.
Changes in Accumulated other comprehensive loss by component for the first quarter of fiscal 2017 are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(418)	$(4)	$(422)
Other comprehensive loss before reclassifications(1)	—	(1)	(1)
Amortization of amounts included in net periodic benefit income(2)	6	—	6
Amortization of cash flow hedge(3)	—	1	1
Net current-period Other comprehensive income(4)	6	—	6
Accumulated other comprehensive loss at the end of period, net of tax	$(412)	$(4)	$(416)

(1)Amount is net of tax expense of $0, $0 and $0, respectively.
(2)Amount is net of tax expense of $4, $0 and $4, respectively.
(3)Amount is net of tax expense of $0, $0 and $0, respectively.
(4)Amount is net of tax expense of $4, $0 and $4, respectively.
Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)	Affected Line Item on Condensed Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit income(1)	$(1)	$9	Selling and administrative expenses
Amortization of amounts included in net periodic benefit income(1)	—	1	Cost of sales
Total reclassifications	(1)	10
Income tax expense (benefit)	1	(4)	Income tax provision
Total reclassifications, net of tax	$—	$6

Interest rate swap cash flow hedge:
Reclassification of cash flow hedge	$1	$1	Interest expense, net
Income tax benefit	(1)	—	Income tax provision
Total reclassifications, net of tax	$—	$1

(1)	Amortization of amounts included in net periodic benefit expense include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 7—Benefit Plans.
As of June 17, 2017, Supervalu expects to reclassify $2 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve-month period.

NOTE 10—STOCK-BASED AWARDS
Supervalu recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance share units (collectively referred to as “stock-based awards”) of $6 and $4 for the first quarters of fiscal 2018 and 2017, respectively.
Stock Options
In the first quarter of fiscal 2018 and 2017, Supervalu granted 0 and 1 non-qualified stock options, respectively, to certain employees under Supervalu’s 2012 Stock Plan with weighted average grant date fair values of $1.99 per share and $2.67 per share, respectively. The stock options vest over a period of three years and were awarded as part of a broad-based employee incentive program designed to retain and motivate employees across Supervalu. Supervalu used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Dividend yield	—%	—%
Volatility rate	53.7%	54.2%
Risk-free interest rate	1.8%	1.3%
Expected life	5.0 years	5.0 years

Restricted Stock and Restricted Stock Units
In the first quarter of fiscal 2018, Supervalu granted 6 restricted stock units (“RSUs”) to certain employees under the 2012 Stock Plan. The RSUs vest over a three-year period from the date of the grant and were granted at a fair value of $4.17 per unit. In the first quarter of fiscal 2017, Supervalu granted 4 RSUs to certain employees under the 2012 Stock Plan. The RSUs vest over a three-year period from the date of grant and were granted at a fair value of $5.64 per unit.
Performance Share Units
In the first quarter of fiscal 2018, Supervalu granted 1 performance share units (“PSUs”) to certain employees under the 2012 Stock Plan. The PSUs have a fiscal 2018-2020 performance period and settle in shares of Supervalu's stock. In April 2016, Supervalu granted 1 PSUs to certain employees under the 2012 Stock Plan. The PSUs have a fiscal 2017-2019 performance period and settle in shares of Supervalu’s stock. Supervalu used the Monte Carlo method to estimate the fair value of the PSUs at grant date based upon the following assumptions:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Dividend yield	—%	—%
Volatility rate	44.3%	41.3%
Risk-free interest rate	1.41%	0.9%
Expected life	2.8 years	2.8 years

NOTE 11—INCOME TAXES
The first quarter of fiscal 2018 and 2017 tax provision included $5 and $0 of discrete tax expense, respectively. The increase in the discrete tax expense is primarily due to excess tax expense related to the adoption of ASU 2016-09.

NOTE 12—SEGMENT INFORMATION
Summary operating results by reportable segment consisted of the following:

	First Quarter Ended June 17, 2017
	Wholesale	Retail	Corporate	Total
Net sales	$2,556	$1,393	$55	$4,004
Cost of sales	2,433	1,020	—	3,453
Gross profit	123	373	55	551
Selling and administrative expenses	61	377	46	484
Operating earnings	$62	$(4)	$9	$67
Interest expense, net				43
Equity in earnings of unconsolidated affiliates				(2)
Earnings from continuing operations before income taxes				$26

	First Quarter Ended June 18, 2016
	Wholesale	Retail	Corporate	Total
Net sales	$2,275	$1,431	$59	$3,765
Cost of sales	2,166	1,050	—	3,216
Gross profit	109	381	59	549
Selling and administrative expenses	45	373	42	460
Operating earnings	$64	$8	$17	$89
Interest expense, net				60
Equity in earnings of unconsolidated affiliates				(1)
Earnings from continuing operations before income taxes				$30

NOTE 13—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
Supervalu has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 17, 2017. These guarantees were generally made to support the business growth of Wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to fourteen years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the Wholesale customer or other third party defaults on a payment, Supervalu would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the Wholesale customer.
Supervalu reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of June 17, 2017, the maximum amount of undiscounted payments Supervalu would be required to make in the event of default of all guarantees was $67 ($51 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, Supervalu believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under Supervalu’s guarantee arrangements as the fair value has been determined to be de minimis.
Supervalu is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. Supervalu could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of Supervalu’s lease assignments among third parties, and various other remedies available, Supervalu believes the likelihood that it will be required to assume a material amount of these obligations is remote. No amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under Supervalu’s guarantee arrangements as the fair value has been determined to be de minimis.
Supervalu is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to Supervalu’s commercial contracts, service agreements, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to Supervalu and agreements to indemnify officers, directors and employees in the performance of their work. While Supervalu’s aggregate indemnification obligations could result in a material liability, Supervalu is not aware of any matters that are expected to result in a material liability. No amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations as the fair value has been determined to be de minimis.
Following the sale of New Albertson’s, Inc. (“NAI”) on March 21, 2013, Supervalu remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by Supervalu with respect to the obligations of NAI that were incurred while NAI was a subsidiary of Supervalu. As of June 17, 2017, using actuarial estimates as of December 31, 2016, the total undiscounted amount of all such guarantees was estimated at $102 ($92 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie Supervalu’s commitments, Supervalu believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which Supervalu remains contingently liable, Supervalu believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
Agreements with Save-A-Lot and Onex
The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, the Separation Agreement between Supervalu and Moran Foods (the “Separation Agreement”) contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from Supervalu. Pursuant to the Services Agreement between Supervalu and Moran Foods (the “Services Agreement”), Supervalu is providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. Save-A-Lot paid Supervalu $30 upon entry into the Services Agreement, which is being credited against fees due under the Services Agreement, of which $7 was recognized in Corporate Net sales in fiscal 2017. The initial annual base charge under the Services Agreement is $30, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While Supervalu’s aggregate indemnification obligations to Save-A-Lot and Onex could result in a material liability, Supervalu is not aware of any matters that are expected to result in a material liability. Supervalu has recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets.
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
On April 16, 2015, Supervalu entered into a letter agreement pursuant to which Supervalu is providing services to NAI and Albertson’s LLC as needed to transition and wind down the TSA. In exchange for these transition and wind down services, Supervalu is entitled to receive eight payments of approximately $6 every six months for aggregate fees of $50. These payments are separate from and incremental to the fixed and variable fees Supervalu receives under the TSA. Supervalu estimates that the complete transition and wind down of the TSA could take approximately two more years.
On May 28, 2015, Supervalu entered into a letter agreement with NAI and Albertson's LLC pursuant to which Supervalu received certain additional rights and benefits, and Supervalu and NAI and Albertson's LLC (and certain of their affiliates, including Safeway, with respect to provisions of the letter agreement applicable to them) agreed to resolve several issues. Among other matters resolved, NAI, Albertson's LLC and AB Acquisition agreed to no longer challenge, and waive all rights relating to, Supervalu's filing with the IRS in fiscal 2015 for a change in accounting method for NAI and its subsidiaries pursuant to the tangible property repair regulations. In consideration for the granting of the additional rights and benefits to Supervalu and the resolution of the various matters under the letter agreement, Supervalu paid $35 to AB Acquisition, the parent entity of NAI and Albertson's LLC.
Haggen
In connection with Haggen's bankruptcy process, Haggen has now closed or sold all 164 of its stores. The transition and wind down of the Haggen transition services agreement occurred in the second quarter of fiscal 2017, with Supervalu now providing limited services in connection with the wind down of the Haggen estate. Supervalu filed approximately $2 of administrative 503(b)(9) priority claims and approximately $8 of unsecured claims with the bankruptcy court, including a number of contingent claims. On September 30, 2016, the bankruptcy court approved settlement agreements resolving Supervalu’s unsecured claims against Haggen. In accordance with the terms of the settlement agreements, Supervalu received approximately $3 from Haggen on October 11, 2016, and Haggen is obligated to make further payments of approximately $2 on account of Supervalu’s claims. Pursuant to the settlement agreement, Haggen has agreed not to pursue claw-backs of any transfers made to Supervalu. Supervalu could be exposed to claims from third parties from which Supervalu sourced products, services, licenses and similar benefits on behalf of Haggen. Supervalu has reserved for possible losses related to a portion of these third-party claims. It is reasonably possible that Supervalu could experience losses in excess of the amount of such reserves; however, at this time Supervalu cannot reasonably estimate a range of such excess losses because of the factual and legal issues related to whether Supervalu would have liability for any such third-party claims, if such third-party claims were asserted against Supervalu.
Information Technology Intrusions
Computer Network Intrusions – In fiscal 2015, Supervalu announced it had experienced two separate criminal intrusions into the portion of its computer network that processes payment card transactions for some of its owned and franchised retail stores, including some of its associated stand-alone liquor stores.
Some stores owned and operated by Albertson's LLC and NAI experienced related criminal intrusions. Supervalu provides information technology services to these Albertson's LLC and NAI stores pursuant to the TSA. Supervalu believes that any losses incurred by Albertson's LLC or NAI as a result of the intrusions affecting their stores would not be Supervalu's responsibility.

Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands are conducting investigations and, although Supervalu’s network has previously been found to be compliant with applicable data security standards, the forensic investigator working on behalf of the payment card brands has concluded that Supervalu was not in compliance at the time of the intrusions and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusions. On August 1, 2016, MasterCard provided notice of its assessment of non-ordinary course expenses and incremental counterfeit fraud losses allegedly incurred by it or its issuers as a result of the criminal intrusions. On September 1, 2016, Supervalu submitted an appeal of the assessment to MasterCard and on December 5, 2016, MasterCard denied the appeal and imposed a reduced assessment. Supervalu expects the other payment card brands to also allege that Supervalu was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. Supervalu believes these payment card brands will also make claims against Supervalu for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions and Supervalu expects to dispute those claims. While Supervalu does not believe that a loss is probable by reason of these as yet unasserted claims, Supervalu believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time Supervalu cannot reasonably estimate a range of possible losses because the payment card brands’ investigation is ongoing and the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers' claimed losses. Similar to the assessment imposed by MasterCard, Supervalu does not currently believe that any amount that may be paid for other payment card brand claims that might be asserted will be material to Supervalu’s consolidated results of operations, cash flows or financial condition. In addition, one payment card brand has placed Supervalu in a “probationary status” for a period of two years following Supervalu's re-validation as PCI-DSS compliant, during which time Supervalu's failure to comply with the probationary requirements set forth by the payment card brand could result in the imposition of further conditions, including but not limited to disqualification from the payment system. Supervalu does not anticipate material costs to comply with the probationary requirements.
On October 23, 2015, Supervalu received a letter from a multistate group of Attorneys General seeking information regarding the intrusions. Supervalu is cooperating with the request. To date, no claims have been asserted against Supervalu related to this inquiry. If any claims are asserted, Supervalu expects to dispute those claims.
As discussed in more detail below in this Note 13 under Legal Proceedings, four class action complaints related to the intrusions have been filed against Supervalu and consolidated into one action and are currently pending. As indicated below, Supervalu believes that the likelihood of a material loss from the four class actions is remote. It is possible that other similar complaints by consumers, banks or others may be filed against Supervalu in connection with the intrusions.
Insurance Coverage and Expenses – Supervalu had $50 of cyber threat insurance above a per incident deductible of $1 at the time of the intrusions, which it believes should mitigate the financial effect of these intrusions, including claims made or that might be made against Supervalu based on these intrusions. Supervalu now maintains $90 of cyber threat insurance above a per incident deductible of approximately $3, in each case subject to certain sublimits.
Other Contractual Commitments
In the ordinary course of business, Supervalu enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 17, 2017, Supervalu had approximately $293 of non-cancelable future purchase obligations.
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
In September 2008, a class action complaint was filed against Supervalu, as well as International Outsourcing Services, LLC (“IOS”); Inmar, Inc.; Carolina Manufacturer’s Services, Inc.; Carolina Coupon Clearing, Inc. and Carolina Services in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company that allege on behalf of a purported class that Supervalu and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. All proceedings had been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS. The final criminal trial concluded in December 2016. The

District Court has indicated that it will release the stay of the civil case and issue a scheduling order. At a mediation on May 22, 2017, Supervalu reached a preliminary settlement for a nominal amount, subject to certain non-monetary terms that Supervalu is in the process of negotiating.
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against Supervalu alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, Supervalu purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of Supervalu to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that Supervalu and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted Supervalu’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted Supervalu’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of Supervalu, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from Supervalu between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from Supervalu’s Champaign, Illinois distribution center and potentially other distribution centers. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff and denying plaintiffs’ request to seek class certification for a group of New England retailers. On August 20, 2015, the District Court affirmed the Magistrate Judge’s order. In September 2015, the plaintiffs appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers and the hearing before the 8th Circuit occurred on May 17, 2016. On March 1, 2016, the plaintiffs filed a class certification motion seeking to certify five District Court classes of retailers in the Midwest and Supervalu filed its response on May 6, 2016. On September 7, 2016, the District Court granted plaintiffs’ motion to certify five Midwest distribution center classes, only one of which is suing Supervalu (the non-arbitration Champaign distribution center class). On March 1, 2017, the 8th Circuit denied plaintiffs' appeals seeking to join an additional New England plaintiff and the appeal seeking the ability to move for class certification of a smaller New England class. At a mediation on May 25, 2017, Supervalu reached a settlement with the non-arbitration Champaign distribution center class, which is the one Midwest class suing Supervalu. Supervalu and the plaintiffs have executed a final settlement agreement and the settlement is subject to preliminary and final court approval. The material terms of the settlement include: (1) denial of wrongdoing and liability by Supervalu; (2) release of all claims against Supervalu related to the allegations and transactions at issue in the litigation that were raised or could have been raised by the non-arbitration Champaign distribution center class; and (3) payment by Supervalu of $9. There is no contribution between C&S and Supervalu, and C&S did not settle the claims alleged against them. The New England Village Markets plaintiff is not a party to the settlement and is pursuing its individual claims against Supervalu, which at this time are determined as remote.
In August and November 2014, four class action complaints were filed against Supervalu relating to the criminal intrusions into its computer network announced by Supervalu in fiscal 2015 (the “Criminal Intrusion”). The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. Supervalu filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court's dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and Supervalu filed its response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs' motion to vacate the District Court's dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, Supervalu filed a cross-appeal to preserve its additional arguments for dismissal of the plaintiffs' complaint. The hearing on the 8th Circuit appeal occurred on May 10, 2017. The court has not issued a decision.
On June 30, 2015, Supervalu received a letter from the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) seeking documents and information regarding Supervalu’s HIPAA breach notification and reporting from

2009 to the present. The letter indicates that the OCR Midwest Region is doing a compliance review of Supervalu’s alleged failure to report small breaches of protected health information related to its pharmacy operations (e.g., any incident involving less than 500 individuals). On September 4, 2015, Supervalu submitted its response to OCR’s letter. While Supervalu does not believe that a loss is probable by reason of the compliance review, Supervalu believes that a loss is reasonably possible; however, at this time Supervalu cannot estimate a range of possible losses because the OCR's review is at the early stages and Supervalu does not know if OCR will find a violation(s) and, if so, what violation(s) and whether OCR will proceed with corrective action, issuance of penalties or monetary settlement. The potential penalties related to the issues being investigated are up to $50 thousand per violation (which can be counted per day) with a $1.5 per calendar year maximum for multiple violations of a single provision (with the potential for finding violations of multiple provisions each with a separate $1.5 per calendar year maximum); however, as noted above, any actual penalties will be determined only after consideration by OCR of various factors, including the nature of any violation, remedial actions taken by Supervalu and other factors determined relevant by OCR.
On September 21, 2016, Supervalu received an administrative subpoena issued by the Drug Enforcement Administration (“DEA”) on September 9, 2016. In addition to requesting information on Supervalu's pharmacy policies and procedures generally, the subpoena also requested the production of documents that are required to be kept and maintained by Supervalu pursuant to the Controlled Substances Act and its implementing regulations. On November 23, 2016, Supervalu responded to the subpoena and is cooperating fully with DEA's additional requests for information. While Supervalu cannot predict the outcome of this matter at this time, Supervalu does not believe that a monetary loss is probable. However, Supervalu believes that a monetary loss is reasonably possible, but cannot estimate the amount of any such loss as Supervalu does not know what violation(s) the DEA will find and whether the DEA will pursue corrective action or monetary penalties.
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
With respect to the IOS, C&S, Criminal Intrusion and OCR matters discussed above, Supervalu believes the chance of a material loss is remote. It is possible, although management believes that the likelihood is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on Supervalu’s financial condition, results of operations or cash flows.

NOTE 14—DISCONTINUED OPERATIONS
Supervalu determined that the Save-A-Lot business met the criteria to be held-for-sale and classified as a discontinued operation during the third quarter of fiscal 2017. The Save-A-Lot business was previously disclosed as a separate reporting segment of Supervalu. The assets, liabilities, operating results, and cash flows of the Save-A-Lot business have been presented separately as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. In addition, discontinued operations include the results of operations and cash flows attributed to the assets and liabilities of the NAI business.
The major classes of operating results classified as discontinued operations within the Condensed Consolidated Statements of Operations were as follows:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Net sales	$—	$1,432
Cost of sales	—	1,203
Gross profit	—	229
Selling and administrative expenses	1	184
Operating (loss) earnings	(1)	45
Interest expense, net	—	1
(Loss) earnings from discontinued operations before income taxes	(1)	44
Income tax (benefit) provision	(1)	17
Income from discontinued operations, net of tax	$—	$27

NOTE 15—SUBSEQUENT EVENTS

Refer to Note 2—Business Acquisitions for information regarding the acquisition of Unified, which closed on June 23, 2017.

Refer to Note 6—Long-Term Debt for information regarding the delayed draw borrowings under the Secured Term Loan Facility that were exercised to partially finance the acquisition of Unified on June 23, 2017.

Refer to Note 8—Net Earnings Per Share for information regarding the reserve stock split to be effective at the close of business on August 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act” in this Quarterly Report on Form 10-Q and the information in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017.
EXECUTIVE OVERVIEW
Business Strategies and Initiatives
Wholesale:

•	Retaining existing customers by differentiating Supervalu through its service levels, pricing, product offerings and growing professional services offerings

•
Growing Supervalu’s business with existing customers by marketing its fresh product offerings, such as produce, and its professional services offerings, including retail store support, advertising, couponing, e-commerce, network and data hosting solutions, training and certifications classes, as well administrative back-office solutions

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

Retail:

•	Driving profitable sales by investing in price and promotions, and enhancing merchandising displays and product offerings such as meal solutions including meal kits and grab ‘n go options

•	Driving improved store performance, including reducing inventory shrink rates and levels of out-of-stocks, through standardizing certain store processes

•	Continued development and introduction of Supervalu’s private-label products, including organic products, by providing innovative products in multiple channels across Retail and Wholesale

•	Investing capital in new stores, relocations and targeted store remodels
Corporate:

•	Continued management of Supervalu’s overhead cost structure to enable investments in lower prices to customers

•	Providing high-quality administrative support services by enhancing Supervalu’s service offerings and information technology systems

•	Leverage Supervalu’s professional services capabilities to grow its services business
Recent Developments
Acquisition of Unified Grocers
On June 23, 2017, Supervalu completed the acquisition of Unified Grocers, Inc. (“Unified”), pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 (the “Merger Agreement”) by and among Supervalu, West Acquisition Corporation, a wholly owned subsidiary of Supervalu (“Merger Sub”), and Unified. Supervalu acquired Unified in a transaction valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing.
At the closing of the transaction, Merger Sub merged with and into Unified. As a result of the transaction, Unified became a wholly owned subsidiary of Supervalu and the shares of Unified were converted into the right to receive from Supervalu $114 in cash in the aggregate.
No amounts of revenue or expenses of Unified were included in the first quarter of fiscal 2018 results of operations, financial position or cash flows of Supervalu since the business was not acquired until the second quarter of fiscal 2018.  Supervalu incurred merger and integration costs of $4 in the first quarter of fiscal 2018 related to the Unified acquisition. Supervalu estimates it will incur an additional $25 to $35 of merger and integration costs in the remainder of fiscal 2018.
New Customers
In the first quarter of fiscal 2018, Supervalu completed the transition of and is now supplying over 170 stores operated by The Fresh Market under the long-term supply agreement that Supervalu entered into with The Fresh Market in August 2016.
In addition, Supervalu is now supplying over 45 America’s Food Basket neighborhood stores, located primarily in New York and parts of New England, through a long-term supply agreement.
Sale of Save-A-Lot
In connection with the completion of the sale of Save-A-Lot, on December 5, 2016, Supervalu and Moran Foods entered into a Services Agreement whereby Supervalu is providing certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. Moran Foods paid Supervalu $30 upon entry into the Services Agreement, which is being credited against fees due under the Services Agreement. The initial annual base charge under the Services Agreement is $30, subject to adjustments. Pursuant to this Services Agreement, Save-A-Lot may also request new services through the “change control” procedures described therein, and Supervalu may also agree to conduct non-recurring projects for Save-A-Lot pursuant to project orders.
First Quarter of Fiscal 2018 Highlights
Financial Highlights for First Quarter Ended June 17, 2017 Compared to First Quarter Ended June 18, 2016:

•
Net sales were $4,004, an increase of $239 or 6.3 percent, primarily due to higher sales from new Wholesale customers and stores, and acquired Retail stores, offset in part by lower identical store sales in our Retail business, lower sales from Wholesale customers lost last year that are no longer supplied by Supervalu, lower sales from closed Retail stores and lower military sales.

•
Gross profit was $551, an increase of $2 or 0.4 percent, which primarily reflects increases in Wholesale gross margins from higher sales and vendor allowances, offset in part by higher trucking expenses and employee costs to support the higher Wholesale sales, declines in Retail base margin from lower sales, and lower fees earned under Corporate services agreements.

•
Operating earnings were $67, a decrease of $22 or 24.7 percent, which primarily reflects higher employee-related costs and incentive compensation, higher trucking expenses, lower Retail gross margins from lower sales, a legal reserve charge and lower fees earned under Corporate services agreements, offset in part by increases in gross margins from higher Wholesale sales, lower pension expense, higher vendor allowances, lower contracted services and lower depreciation expense.

•	Interest expense, net was $43, a decrease of $17, primarily due to lower average outstanding debt balances.

•
Net earnings from continuing operations were $12, a decrease of $8, and diluted net earnings per share from continuing operations decreased $0.03, in each case, primarily due to the items described above.

•
Net cash provided by operating activities of continuing operations was $47, a decrease of $75, primarily due to cash utilized to build inventories to support higher Wholesale sales volumes and lower cash generated from earnings.

•
Net cash used in investing activities of continuing operations was $80, an increase of $44, primarily driven by the acquisition of an additional distribution center in Harrisburg, Pennsylvania in the first quarter of fiscal 2018.

•
Net cash provided by financing activities of continuing operations was $5, an increase of $65, primarily due to debt repayments of $99 made in the first quarter of fiscal 2017 that were not required in the first quarter of fiscal 2018 and new debt in the first quarter of fiscal 2018 in the form of a mortgage to finance the Harrisburg, Pennsylvania distribution center acquisition, partially offset by $58 of lower net borrowings under the Revolving ABL Credit Facility in the first quarter of fiscal 2018.

Impact of Inflation and Deflation
Supervalu monitors product cost inflation and deflation and evaluates whether to absorb cost increases or decreases, or pass on pricing changes. Supervalu has experienced a mix of inflation and deflation across product categories within its business segments during the first quarter of fiscal 2018.
In aggregate across all of Supervalu’s businesses and taking into account the mix of products, management estimates Supervalu’s businesses experienced approximately flat cost deflation in the first quarter of fiscal 2018. The Wholesale and Retail business segments experienced cost inflation within the produce product category and deflation within the meat product categories. Cost inflation and deflation estimates are based on individual like items sold by Supervalu during the periods being compared.

Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales.
Competitive Environment
The United States grocery business is highly competitive, and management expects operating results will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace. Supervalu’s Retail segment continues to be impacted by price competition, competitive store openings and a challenging sales and operating environment. This environment contributes to lower sales from identical retail stores, which impacts Gross profit and Operating earnings. These factors affecting the Retail segment are expected to continue to impact fiscal 2018.

RESULTS OF OPERATIONS

The following table summarizes operating data Supervalu believes is important to its business:

	First Quarter Ended
Results of Operations	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Net sales	$4,004	$3,765
Cost of sales	3,453	3,216
Gross profit	551	549
Selling and administrative expenses	484	460
Operating earnings	67	89
Interest expense, net	43	60
Equity in earnings of unconsolidated affiliates	(2)	(1)
Earnings from continuing operations before income taxes	26	30
Income tax provision	14	10
Net earnings from continuing operations	12	20
Income from discontinued operations, net of tax	—	27
Net earnings including noncontrolling interests	12	47
Less net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to SUPERVALU INC.	$11	$46
Diluted continuing operations net earnings per share attributable to SUPERVALU INC.	$0.04	$0.07
Weighted average shares outstanding—diluted	269	267
Other Statistics of Continuing Operations
Depreciation and amortization	$60	$64
Capital expenditures(1)	$85	$42
Adjusted EBITDA(2)	$143	$152
Financial Position of Continuing Operations
Working capital(3)	$527	$335
Total assets	$3,595	$3,366
Total debt and capital lease obligations	$1,491	$2,476
Stores Supplied and Operated:
Wholesale primary stores	2,072	1,773
Retail stores	217	201
Subtotal	2,289	1,974
Wholesale secondary stores(4)	262	203
Total number of stores	2,551	2,177

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude cash payments for business acquisitions.

(2)
Adjusted EBITDA is a non-GAAP financial measure that Supervalu provides as a supplement to its results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Refer to the “Non-GAAP Financial Measures” section below for additional information regarding Supervalu’s use of non-GAAP financial measures.

(3)
Working capital of continuing operations is calculated using the first-in, first-out method for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $218 and $217 as of June 17, 2017 and June 18, 2016, respectively.

(4)    Wholesale secondary stores is defined as a customer location that falls under a certain dollar threshold of Wholesale sales for each of the last three fiscal periods in a given quarter.

First Quarter of Fiscal 2018
The following discussion summarizes operating results for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017:
Net Sales
The following table outlines the composition of and variances in Net sales:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)	Variance
Wholesale	$2,556	$2,275	$281
Retail	1,393	1,431	(38)
Corporate	55	59	(4)
Total Net sales	$4,004	$3,765	$239
Wholesale’s Net sales increased primarily due to $304 from increased sales to new customers, $30 of increased sales to new stores operated by existing customers and $12 of higher other revenue, offset in part by $47 of lower sales from Wholesale customers lost last year that are no longer supplied by Supervalu and $17 from lower military sales. Supervalu anticipates new customer sales to continue to more than offset the existing lost business in fiscal 2018.
Retail’s Net sales decreased primarily due to $67 of lower sales from negative identical store sales primarily driven by lower customer counts and $28 of lower sales from closed stores, offset in part by a sales increase of $51 from acquired stores and $7 from new stores.
Corporate’s Net sales decreased primarily due to $12 of lower fees under transition services agreements from a lower number of stores serviced, offset in part by $9 of higher sales from the professional services agreement with Save-A-Lot that began in December 2016.
Revenues generated from existing transition services agreements with Albertson’s LLC and NAI, which are expected to wind-down over the next approximately two years, are anticipated to contribute to lower Corporate Net sales and operating earnings in fiscal 2018. In fiscal 2018, Supervalu expects transition services agreement revenue to decrease by approximately $40, which will be partially offset by increases in revenue from the professional services agreement with Save-A-Lot.
Retail Identical Store Sales Variances
The following table summarizes identical store sales variances in percentages for Supervalu's Retail segment for the first quarter of fiscal 2018:

June 17, 2017 (16 weeks)
Identical store sales percent variance(1)	(4.9)%
Average basket percent variance(2)	0.1%
Customer count percent variance(3)	(5.0)%

(1)	Retail identical store sales are defined as Net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

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

Gross Profit
The following table outlines the composition of and variances in Gross profit:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)	Variance
Wholesale	$123	$109	$14
% of Wholesale sales	4.8%	4.8%	—%
Retail	373	381	(8)
% of Retail sales	26.7%	26.6%	0.1%
Corporate	55	59	(4)
Total Gross profit	$551	$549	$2
% of total Net sales	13.8%	14.6%	(0.8)%
Wholesale’s gross profit increased primarily due to $38 of higher gross margin from increased sales, $4 of favorable inventory reclamation and higher other revenue and $3 of higher vendor funds allowances, offset in part by $14 of higher trucking expenses driven by higher sales volumes, $9 of higher employee-related costs driven by higher sales volumes, $5 of lower base margins and $3 of higher depreciation expense.
Retail’s gross profit decreased primarily due to $11 of lower gross margin from net decreased sales.
Corporate’s gross profit decreased primarily due to a lower number of stores serviced under transition services agreements, net of fees earned under the professional services agreement with Save-A-Lot, discussed in the Net sales variances above. The shared service center costs incurred to support back-office functions related to the services agreements represent administrative overhead and are recorded in Selling and administrative expenses.
Selling and Administrative Expenses
Selling and administrative expenses for the first quarter of fiscal 2018 were $484 or 12.1 percent of Net sales, compared with $460 or 12.2 percent of Net sales last year, an increase of $24 or 5.2 percent. Selling and administrative expenses for the first quarter of fiscal 2018 included net charges and costs of $13, comprised of a legal reserve charge of $9, merger and integration costs of $4 and severance costs of $3, offset in part by a gain on sale of property of $2 and a gain from a store closure of $1. Selling and administrative expenses for the first quarter of fiscal 2017 included net benefits of $3, comprised of a sales and use tax refund of $2 and a severance benefit of $1. When adjusted for these items, the remaining increase of $8 in Selling and administrative expenses is primarily due to $20 of higher employee-related costs driven by acquired Retail stores and Corporate incentive compensation, and $7 of higher Wholesale bad debt expense, offset in part by $9 of lower pension expense, $6 of lower depreciation expense and $4 of lower contracted services.
Operating Earnings
The following table outlines the composition of and variances in Operating earnings:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)	Variance
Wholesale	$62	$64	$(2)
% of Wholesale sales	2.4%	2.8%	(0.4)%
Retail	(4)	8	(12)
% of Retail sales	(0.3)%	0.6%	(0.9)%
Corporate	9	17	(8)
Total Operating earnings	$67	$89	$(22)
% of total Net sales	1.7%	2.4%	(0.7)%

Wholesale operating earnings for the first quarter of fiscal 2018 included a legal reserve charge of $9. When adjusted for this item, the remaining increase in Wholesale operating earnings of $7 is primarily due to $38 of higher gross margin from increased sales, $4 of favorable inventory reclamation and $3 of higher vendor funds allowances, offset in part by $14 of higher trucking expenses driven by higher sales volumes, $13 of higher employee-related costs driven by higher sales volumes and administrative expense, $6 of higher bad debt expense and $5 of lower base margins.
Retail operating loss for the first quarter of fiscal 2018 included severance costs of $1, offset in part by a gain from a store closure of $1. When adjusted for these items, the decrease in Retail operating earnings of $12 is primarily due to $11 of lower gross margin from net decreased sales and $6 of higher employee-related costs, offset in part by $5 of lower depreciation expense and $3 of higher vendor allowances.
Corporate operating earnings for the first quarter of fiscal 2018 included net costs of $4, comprised of merger and integrations costs of $4 and severance costs of $2, offset in part by a gain on sale of property of $2. Corporate operating earnings for the first quarter of fiscal 2017 included net benefits of $3, comprised of a sales and use tax refund of $2 and a severance benefit of $1. When adjusted for these items, the remaining decrease in Corporate operating earnings of $1 is primarily due to $8 of higher employee-related costs, driven by incentive compensation, and $3 of net lower fees earned under services agreements, offset in part by $9 of lower pension expense and $3 of lower contracted services costs. In fiscal 2018, the expected $40 decrease in transition services agreement revenue from Albertson’s LLC and NAI is expected to negatively impact Corporate operating earnings in an amount equal to approximately three-quarters of the lost revenue.
Interest Expense, Net

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Interest expense on long-term debt, net of capitalized interest	$27	$40
Interest expense on capital lease obligations	6	6
Amortization of financing costs and discount	3	4
Other	3	4
Unamortized financing charges	3	5
Debt refinancing costs	2	2
Interest income	(1)	(1)
Interest expense, net	$43	$60
Interest expense, net for the first quarter of fiscal 2018 included costs and charges of $5 related to the refinancing of the Secured Term Loan Facility, comprised of unamortized financing charges of $3 and debt refinancing costs of $2. Interest expense, net for the first quarter of fiscal 2017 included charges of $7 related to the amendment and prepayments of the Secured Term Loan Facility, comprised of unamortized financing charges of $5 and debt refinancing costs of $2. When adjusted for these items, Interest expense, net decreased $15 primarily due to lower average outstanding borrowings under the Secured Term Loan Facility as a result of the $832 required prepayments related to the sale of Save-A-Lot in the fourth quarter of fiscal 2017 and the $99 excess cash flow payment made in the first quarter of fiscal 2017.
Income Tax Provision
Income tax expense for the first quarter of fiscal 2018 was $14, or 52.0 percent of earnings from continuing operations before income taxes, compared with an income tax expense of $10, or 33.7 percent of earnings from continuing operations before income taxes last year.  The change in income tax expense and the effective tax rate is primarily due to $5, or 18.1 percent of earnings from continuing operations before income taxes, of excess tax expense related to stock-based compensation activity as a result of adopting ASU 2016-09 in the first quarter of fiscal 2018, which applies prospectively to the Condensed Consolidated Statements of Operations. Upon the exercise or cancellation of a stock option or the lapse of restrictions on other stock-based awards, the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes is now recorded as a discrete item in Income tax provision in the quarter these activities occur. These items were historically recorded in Additional paid-in capital.

Net Earnings from Continuing Operations
Net earnings from continuing operations for the first quarter of fiscal 2018 was $12, compared with net earnings from continuing operations of $20 last year. Net earnings from continuing operations for the first quarter of fiscal 2018 included after-tax costs and charges of $12, comprised of a legal reserve charge of $6, merger and integration costs of $3, unamortized debt financing charges of $2, debt refinancing costs of $1 and severance costs of $1, offset in part by a gain on sale of property of $1. Net earnings from continuing operations for the first quarter of fiscal 2017 included after-tax costs and charges of $2, comprised unamortized financing charges of $3 and debt refinancing costs of $1, offset in part by a sales and use tax refund of $1 and a severance benefit of $1. When adjusted for these items, the remaining $2 after-tax increase in net earnings from continuing operations is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision sections above.
The results of operations, financial position and cash flows of Save-A-Lot are reported as discontinued operations for all periods presented. Accordingly, Supervalu’s consolidated financial statements have been recast from their previous presentation. The results of Save-A-Lot for the comparative quarterly periods are disclosed within Note 14—Discontinued Operations within the Condensed Consolidated Financial Statements.
In recasting the results for the selected quarterly financial data disclosure in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017, Supervalu supplementally disclosed a previously unreported quarterly measure of net earnings from continuing operations within the Unaudited Quarterly Financial Information. This disclosure contained an inadvertent presentation error for the first and second quarters of fiscal 2017. For the first quarter of fiscal 2017, tax expense of $17 was not allocated from continuing operations to discontinued operations, resulting in an understatement of Net earnings from continuing operations of $17 (such that Net earnings from continuing operations should have been $20 instead of $3 for the first quarter of fiscal 2017). The error had an offsetting impact to the second quarter of fiscal 2017, resulting in an overstatement of Net earnings from continuing operations of $17 in that quarter (such that Net earnings from continuing operations should have been $12 instead of $29 for the second quarter of fiscal 2017). There was no impact to total Net earnings attributable to SUPERVALU INC. within the Unaudited Quarterly Financial Information and no impact to any amounts previously reported on Quarterly Reports on Form 10-Q. There was no impact to any annual amounts previously presented. Supervalu has corrected for the presentation error in the amounts included within the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2017 and will undertake future reclassification corrections during the second quarter for the offsetting overstatement of Net earnings from continuing operations of $17 in the second quarter of fiscal 2017.

NON-GAAP FINANCIAL MEASURES
Use of Non-GAAP Financial Measures
Supervalu’s Condensed Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles (“GAAP”). In addition to the above analysis of results of operations, Supervalu also considers certain non-GAAP financial measures to assess the performance of its business and understand underlying operating performance and core business trends, which it uses to facilitate operating performance comparisons of its business on a consistent basis over time. The measures and items identified below, such as Adjusted EBITDA, are provided as a supplement to Supervalu’s results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. In each of these measures, certain items are being omitted either because they are non-cash items or are items that are not considered in Supervalu’s supplemental assessment of on-going business performance. Certain of these adjustments are considered in similar supplemental analyses by other companies, such as depreciation and amortization, impairment charges and certain other adjustments.
Supervalu believes these non-GAAP measures are useful to investors and financial institutions because, for example, Adjusted EBITDA provides additional understanding of other factors and trends affecting its business, which are used in the business planning process to understand expected performance, to evaluate results against those expectations, and as one of the compensation performance measures under certain compensation programs and plans. Supervalu believes Adjusted EBITDA is more reflective of factors that affect its underlying operating performance and facilitate operating performance comparisons of its business segments on a consistent basis over time.
Limitations of Use
Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to Supervalu’s GAAP financial measures reflected below exclude items that may be considered recurring in nature and may be reflected in Supervalu’s financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. The non-GAAP financial measures below should only be considered as an additional supplement to Supervalu’s financial results reported in accordance with GAAP and should be reviewed in conjunction with Supervalu’s results reported in accordance with GAAP in this Annual Report on Form 10-K for the fiscal year ended February 25, 2017.
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
The following table reconciles Adjusted EBITDA to Net earnings from continuing operations:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)
Net earnings from continuing operations	$12	$20
Less net earnings attributable to noncontrolling interests	(1)	(1)
Income tax provision	14	10
Interest expense, net	43	60
Depreciation and amortization	60	64
LIFO charge	2	2
Legal reserve charge(1)	9	—
Merger and integration costs(2)	4	—
Severance costs (benefits)(3)	3	(1)
Gain on store closure(4)	(1)	—
Gain on sale of property(5)	(2)	—
Sales and use tax refunds(6)	—	(2)
Adjusted EBITDA	$143	$152

(1)	Legal reserve charge reflects an estimated settlement for certain legal proceedings.

(2)	Merger and integration costs primarily reflect administrative transition costs related to the Unified acquisition

(3)	Severance costs primarily reflect termination costs for employees who are not part of Supervalu's on-going business.

(4)	Gain on store closure is from the sale of pharmacy prescription files related to a store closure.

(5)	Gain on sale of property reflects a surplus property sale for a store that was previously impaired and adjusted as a store closure charge.

(6)	Sales and use tax refunds reflect refunds received related to prior years.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility increased $37 to $785 as of June 17, 2017 from $748 as of February 25, 2017.

•
Completed the refinancing of the Secured Term Loan Facility due March of 2019, which among other changes, reduced the interest rate by 1.00 percent for LIBOR based loans and extended the maturity to June 2024, subject to certain acceleration provisions.

•	Cash and cash equivalents decreased $80 to $252 as of June 17, 2017 from $332 as of February 25, 2017.

•
Total debt increased $23 to $1,286 as of June 17, 2017 from $1,263 as of February 25, 2017, net of unamortized debt financing costs and original issue discount, under Supervalu’s senior secured credit agreements and debentures.

•	Scheduled debt maturities of $4 and no required prepayments are due in the remainder of fiscal 2018.

•	Payments to reduce capital lease obligations are expected to be $19 for the remainder of fiscal 2018 and approximately $26 in fiscal 2019.

•
Working capital of continuing operations decreased $1 to $527 as of June 17, 2017 from $528 as of February 25, 2017, excluding the impacts of the LIFO reserve, primarily due cash utilized in operating activities and higher accounts payable, offset in part by an increase in inventory build to support the new Wholesale sales volumes and higher related receivables and lower income taxes payable as a result of the income taxes paid as part of the Save-A-Lot sale.

•
Management expects that Supervalu will be able to fund debt maturities through internally generated funds, borrowings under the Revolving ABL Credit Facility, additional term loans under the Secured Term Loan Facility (subject to identifying term loan lenders or other institutional lenders and satisfying certain terms and conditions) or through new debt issuances.

•	No minimum pension contributions are required under ERISA for the remainder of fiscal 2018.

Sources and Uses of Cash
Management expects that Supervalu will continue to replenish operating assets with internally generated funds and pay down debt obligations with internally generated funds and new debt issuances or existing credit facilities. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on Supervalu’s operating cash flow, which may limit Supervalu’s ability to pay down its outstanding indebtedness as planned. Supervalu's credit facilities are secured by a substantial portion of Supervalu's total assets.
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
Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	First Quarter Ended
	June 17, 2017 (16 weeks)	June 18, 2016 (16 weeks)	Variance
Cash flow activities
Net cash provided by operating activities – continuing operations	$47	$122	$(75)
Net cash used in investing activities – continuing operations	(80)	(36)	(44)
Net cash provided by (used in) financing activities – continuing operations	5	(60)	65
Net cash used in discontinued operations	(52)	(24)	(28)
Net (decrease) increase in cash and cash equivalents	(80)	2	(82)
Cash and cash equivalents at beginning of period	332	57	275
Cash and cash equivalents at the end of period	$252	$59	$193
The decrease in net cash provided by operating activities from continuing operations in the first quarter of fiscal 2018 compared to last year is primarily due to cash utilized to build inventories to support higher Wholesale sales volumes and lower cash generated from earnings.
The increase in net cash used in investing activities in the first quarter of fiscal 2018 compared to last year is primarily driven by the acquisition of a distribution center in Harrisburg, Pennsylvania in the first quarter of fiscal 2018.
The increase in net cash provided by financing activities in the first quarter of fiscal 2018 compared to last year is primarily due to debt repayments of $99 made in the first quarter of fiscal 2017 that were not required in the first quarter of fiscal 2018 and new debt in the first quarter of fiscal 2018 in the form of a mortgage to finance the Harrisburg, Pennsylvania distribution center acquisition, partially offset by $58 of lower net borrowings under the Revolving ABL Credit Facility in the first quarter of fiscal 2018.
The increase in net cash used in discontinued operations in the first quarter of fiscal 2018 compared to last year is primarily due to the taxes paid in the first quarter of fiscal 2018 from the sale of Save-A-Lot.
Credit Facilities and Debt Agreements
Total debt and capital lease obligations, net of unamortized debt financing costs and original issue discount, increased $16 to $1,491 as of June 17, 2017 from $1,475 as of February 25, 2017. The increase in total debt and capital lease obligations is primarily due to a new mortgage payable related to the Harrisburg, Pennsylvania distribution center, offset in part by capital lease payments of $7.
Refer to Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of Supervalu's credit facilities and certain long-term debt agreements and additional information.
Capital Expenditures
Capital expenditures in the first quarter of fiscal 2018 were $85, including capital lease additions but excluding cash paid for business acquisitions, and primarily consisted of investments in a new distribution center and Retail store remodels and technology improvements. During the first quarter of fiscal 2018, Supervalu did not acquire any new stores.
Capital expenditures for fiscal 2018 are estimated to be approximately $250 to $275, including capital expenditures attributable to the acquired Unified business, and primarily relate to an acquisition of a distribution center and related improvements, investments in existing distribution centers, Retail store remodels and information technology investments.
Supervalu defines capital expenditures as cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and excludes payments for business acquisitions and capitalized property, plant and equipment obligations for which cash payment has not been made and obligations exist within Accounts payable.

Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $1 and $1 in the first quarter of fiscal 2018 and 2017, respectively.
No minimum contributions are required to Supervalu's pension plans in fiscal 2018 in accordance with ERISA. Supervalu anticipates fiscal 2018 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $5 to $10.
Supervalu funds its defined benefit pension plans based on the minimum contribution amount required under ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by Supervalu’s external actuarial consultant, and additional contributions made at Supervalu's discretion. Supervalu may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. Supervalu assesses the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.

CRITICAL ACCOUNTING POLICIES
There were no material changes in Supervalu’s critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
Supervalu has outstanding guarantees and is contingently liable under other contractual arrangements. See Note 13—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption "Guarantees and Contingent Liabilities" in Part I, Item I of this Quarterly Report on Form 10-Q.
Legal Proceedings
Supervalu is a party to various legal proceedings arising from the normal course of business as described in Note 13—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q, none of which, in management’s opinion, is expected to have a material adverse impact on Supervalu’s financial condition, results of operations or cash flows.
Multiemployer Pension Plans
Supervalu contributes to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During the first quarter of 2018 and 2017, Supervalu contributed $12 and $12, respectively, to these multiemployer pension plans. There have been no material changes in Supervalu's multiemployer pension plan arrangements in the first quarter of fiscal 2018. Refer to Item 7 of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 for information regarding these arrangements.
Contractual Obligations
Except as described below and in Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, including with respect to the amendment and restatement of the Secured Term Loan Facility due March 2019, there have been no material changes in Supervalu’s contractual obligations in the first quarter of fiscal 2018. Refer to Item 7 of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 for additional information regarding Supervalu’s contractual obligations.
During the first quarter of fiscal 2018, Supervalu entered into a fourth amendment agreement amending and restating its Secured Term Loan Facility due March 2019. Borrowings under this new Secured Term Loan Facility bear interest at the rate of LIBOR plus 3.50 percent with a floor on LIBOR set at 1.00 percent, compared to the rate under the Secured Term Loan Facility due March 2019 of LIBOR plus 4.50 percent with a floor of 1.00 percent. In addition, Supervalu drew down the full $315 delayed draw term loan facility for the purpose of consummating the acquisition of Unified. The reduction in interest rates decreased future interest expense and the delayed draw term loan borrowing had the effect of increasing interest expense. As a result, interest on long-term debt contractual obligations increased $5 for fiscal 2018, $48 for fiscal 2019-2020, $84 for fiscal 2021-2022 and $91 for fiscal 2023 and thereafter.
In the ordinary course of business, Supervalu enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 17, 2017, Supervalu had approximately $293 of non-cancelable future purchase obligations.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1—Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q under the caption “Recently Issued Accounting Standards” for a discussion of recently issued accounting standards not yet adopted by Supervalu, and for which Supervalu is currently evaluating their impact on its financial statements.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for Supervalu’s businesses and their respective markets, such as projections of future performance, guidance, statements of Supervalu’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on Supervalu’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “may continue,” “outlook,” “is anticipated,” “estimate,” “project,” “believes,” “intends” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, Supervalu claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and Supervalu disclaims any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.
Certain factors could cause Supervalu’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 under the heading “Risk Factors” and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described in Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in market risk for Supervalu in the period covered by this report. See the discussion of market risk in Item 7A of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Management of Supervalu, including the Chief Executive Officer and the Interim Chief Financial Officer, have evaluated the effectiveness of Supervalu’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 17, 2017. Based on this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that Supervalu’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Supervalu in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to Supervalu’s management, including Supervalu’s Chief Executive Officer and Interim Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There has been no change to Supervalu’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, Supervalu’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Supervalu is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently available facts, it is remote that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on the overall results of Supervalu’s operations, its cash flows or its financial position. See Note 13—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q under the caption “Legal Proceedings” for a discussion of certain of Supervalu’s legal proceedings.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. There were no material changes in risk factors for Supervalu in the period covered by this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
February 26, 2017 to March 25, 2017	—	$—	—	$—
Second four weeks
March 26, 2017 to April 22, 2017	—	$—	—	$—
Third four weeks
April 23, 2017 to May 20, 2017	694,087	$4.04	—	$—
Fourth four weeks
May 21, 2017 to June 17, 2017	3,501	$4.02	—	$—
Totals	697,588	$4.02	—	$—

(1)	The reported periods conform to Supervalu's fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2018 contains four 28-day periods.

(2)
These amounts include the deemed surrender by participants in Supervalu's compensatory stock plans of 697,588 shares of previously issued common stock. These are from the vesting of restricted stock awards and restricted stock units granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated as of April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and West Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on April 11, 2017).*

10.1
Fourth Amendment Agreement, dated June 8, 2017, among SUPERVALU INC., as Borrower, the subsidiaries of Supervalu named as loan parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on June 8, 2017).**

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the first quarter ended June 17, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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

SUPERVALU INC. (Registrant)

Dated: July 25, 2017	/s/ ROB N. WOSETH
Rob N. Woseth Executive Vice President, Chief Strategy Officer, Interim Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and West Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on April 11, 2017).*

10.1
Fourth Amendment Agreement, dated June 8, 2017, among SUPERVALU INC., as Borrower, the subsidiaries of Supervalu named as loan parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on June 8, 2017).**

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the first quarter ended June 17, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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