Form 10-Q
period 2017-09-09
SUPERVALU INC
filed 2017-10-18
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended September 9, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 13, 2017, there were 38,408,397 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Second Quarter Ended		Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Net sales	$3,800	$2,805	$7,804	$6,570
Cost of sales	3,372	2,409	6,825	5,625
Gross profit	428	396	979	945
Selling and administrative expenses	435	338	919	798
Operating (loss) earnings	(7)	58	60	147
Interest expense, net	31	41	74	101
Equity in earnings of unconsolidated affiliates	—	(1)	(2)	(2)
(Loss) earnings from continuing operations before income taxes	(38)	18	(12)	48
Income tax (benefit) provision	(13)	6	1	16
Net (loss) earnings from continuing operations	(25)	12	(13)	32
Income from discontinued operations, net of tax	—	20	—	47
Net (loss) earnings including noncontrolling interests	(25)	32	(13)	79
Less net earnings attributable to noncontrolling interests	—	(1)	(1)	(2)
Net (loss) earnings attributable to SUPERVALU INC.	$(25)	$31	$(14)	$77

Basic net (loss) earnings per share attributable to SUPERVALU INC.:(1)
Continuing operations	$(0.65)	$0.30	$(0.35)	$0.79
Discontinued operations	$—	$0.52	$(0.01)	$1.24
Basic net (loss) earnings per share	$(0.65)	$0.82	$(0.36)	$2.04
Diluted net (loss) earnings per share attributable to SUPERVALU INC.:(1)
Continuing operations	$(0.65)	$0.29	$(0.35)	$0.79
Discontinued operations	$—	$0.52	$(0.01)	$1.23
Diluted net (loss) earnings per share	$(0.65)	$0.81	$(0.36)	$2.02
Weighted average number of shares outstanding:(1)
Basic	38	38	38	38
Diluted	38	38	38	38

(1)
Per share and shares outstanding figures have been restated to give effect to the 1-for-7 reverse stock split effective on August 1, 2017. Refer to Note 8—Net (Loss) Earnings Per Share for additional information regarding the reverse stock split.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Second Quarter Ended		Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Net (loss) earnings including noncontrolling interests	$(25)	$32	$(13)	$79
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	(1)	5	(1)	11
Recognition of interest rate swap cash flow hedge(2)	1	—	1	—
Total other comprehensive income	—	5	—	11
Comprehensive (loss) income including noncontrolling interests	(25)	37	(13)	90
Less comprehensive income attributable to noncontrolling interests	—	(1)	(1)	(2)
Comprehensive (loss) income attributable to SUPERVALU INC.	$(25)	$36	$(14)	$88

(1)	Amounts are net of tax (benefit) expense of $0, $2, $(1) and $6 for the second quarters of fiscal 2018 and 2017, and for fiscal 2018 and 2017 year-to-date, respectively.

(2)	Amounts are net of tax (benefit) expense of $(1), $0, $0 and $0 for the second quarters of fiscal 2018 and 2017, and for fiscal 2018 and 2017 year-to-date, respectively.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value data)

	September 9, 2017	February 25, 2017
ASSETS
Current assets
Cash and cash equivalents	$209	$332
Receivables, net	598	386
Inventories, net	1,057	764
Other current assets	140	59
Total current assets	2,004	1,541
Property, plant and equipment, net	1,246	1,004
Goodwill	740	710
Intangible assets, net	86	39
Deferred tax assets	157	165
Other assets	162	121
Total assets	$4,395	$3,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,252	$881
Accrued vacation, compensation and benefits	222	150
Current maturities of long-term debt and capital lease obligations	34	26
Other current liabilities	149	172
Total current liabilities	1,657	1,229
Long-term debt	1,601	1,263
Long-term capital lease obligations	174	186
Pension and other postretirement benefit obligations	396	322
Long-term tax liabilities	64	63
Other long-term liabilities	130	134
Commitments and contingencies
Stockholders’ equity(1)
Common stock, $0.01 par value: 57 shares authorized; 38 and 38 shares issued, respectively	—	—
Capital in excess of par value	2,840	2,831
Treasury stock, at cost, 0 and 0 shares, respectively	(3)	(2)
Accumulated other comprehensive loss	(278)	(278)
Accumulated deficit	(2,189)	(2,175)
Total SUPERVALU INC. stockholders’ equity	370	376
Noncontrolling interests	3	7
Total stockholders’ equity	373	383
Total liabilities and stockholders’ equity	$4,395	$3,580

(1)
Per share and shares outstanding figures have been restated to give effect to the 1-for-7 reverse stock split effective on August 1, 2017. Refer to Note 8—Net (Loss) Earnings Per Share for additional information regarding the reverse stock split.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balances as of February 27, 2016	$—	$2,811	$(5)	$(422)	$(2,825)	$(441)	$8	$(433)
Net earnings	—	—	—	—	77	77	2	79
Other comprehensive income, net of tax of $6	—	—	—	11	—	11	—	11
Sales of common stock under option plans	—	(1)	1	—	—	—	—	—
Stock-based compensation	—	10	—	—	—	10	—	10
Restricted stock issued and vested	—	(4)	4	—	—	—	—	—
Restricted stock forfeitures	—	3	(3)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Tax impact on stock-based awards, shares traded for taxes and other	—	(3)	(2)	—	—	(5)	1	(4)
Balances as of September 10, 2016	$—	$2,816	$(5)	$(411)	$(2,748)	$(348)	$6	$(342)

Balances as of February 25, 2017	$—	$2,831	$(2)	$(278)	$(2,175)	$376	$7	$383
Net (loss) earnings	—	—	—	—	(14)	(14)	1	(13)
Other comprehensive income, net of tax of $0	—	—	—	—	—	—	—	—
Stock-based compensation	—	11	—	—	—	11	—	11
Restricted stock issued and vested	—	(1)	—	—	—	(1)	—	(1)
Restricted stock forfeitures	—	1	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interests	—	(2)	—	—	—	(2)	(2)	(4)
Shares traded for taxes and other	—	—	—	—	—	—	—	—
Balances as of September 9, 2017	$—	$2,840	$(3)	$(278)	$(2,189)	$370	$3	$373
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-To-Date Ended
	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Cash flows from operating activities
Net (loss) earnings including noncontrolling interests	$(13)	$79
Income from discontinued operations, net of tax	—	49
Net (loss) earnings from continuing operations	(13)	30
Adjustments to reconcile Net (loss) earnings from continuing operations to Net cash provided by operating activities – continuing operations:
Asset impairment and other charges	40	1
Loss on debt extinguishment	5	7
Net gain on sale of assets and exits of surplus leases	(2)	—
Depreciation and amortization	112	111
LIFO charge	3	2
Deferred income taxes	6	21
Stock-based compensation	11	8
Net pension and other postretirement benefit income	(29)	(13)
Contributions to pension and other postretirement benefit plans	(1)	(2)
Other adjustments	7	8
Changes in operating assets and liabilities, net of effects from business acquisitions	(23)	35
Net cash provided by operating activities – continuing operations	116	208
Net cash (used in) provided by operating activities – discontinued operations	(56)	72
Net cash (used in) provided by operating activities	60	280
Cash flows from investing activities
Proceeds from sale of assets	4	1
Purchases of property, plant and equipment	(117)	(67)
Payments for business acquisitions	(105)	(3)
Other	2	—
Net cash used in investing activities – continuing operations	(216)	(69)
Net cash provided by (used in) investing activities – discontinued operations	3	(46)
Net cash used in investing activities	(213)	(115)
Cash flows from financing activities
Proceeds from revolving credit facility	80	1,669
Payments on revolving credit facility	(80)	(1,707)
Proceeds from issuance of debt	875	—
Payments of debt and capital lease obligations	(825)	(115)
Payments for shares traded for taxes	(3)	(2)
Payments for debt financing costs	(9)	(5)
Distributions to noncontrolling interests	(3)	(5)
Other	(5)	—
Net cash provided by (used in) financing activities	30	(165)
Net (decrease) increase in cash and cash equivalents	(123)	—
Cash and cash equivalents at beginning of period	332	57
Cash and cash equivalents at the end of period	$209	$57
Less cash and cash equivalents of discontinued operations at end of period	—	(17)
Cash and cash equivalents of continuing operations at end of period	$209	$40
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$21	$21
Capital lease asset additions	$1	$7
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$63	$79
Income taxes paid, net	$48	$6
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“Supervalu”, the “Company”, “we”, “us”, or “our”) for the second quarters ended September 9, 2017 and September 10, 2016 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. The results of operations for the second quarter ended September 9, 2017 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017.
Fiscal Year
Supervalu operates on a 52/53 week fiscal year basis, with its fiscal year ending on the last Saturday in February. References to the second quarters of fiscal 2018 and 2017 relate to the 12 week fiscal quarters ended September 9, 2017 and September 10, 2016, respectively. References to fiscal 2018 and 2017 year-to-date relate to the 28 week fiscal periods ended September 9, 2017 and September 10, 2016, respectively.
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
Cash and Cash Equivalents
Supervalu considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Supervalu’s banking arrangements allow Supervalu to fund outstanding checks when presented to the financial institution for payment. Supervalu funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 9, 2017 and February 25, 2017, Supervalu had net book overdrafts of $166 and $91, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of Supervalu’s inventories consist of finished goods and a substantial portion of Supervalu’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on Supervalu’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $218 at September 9, 2017 and $216 at February 25, 2017. Supervalu recorded a LIFO charge of $1 and $1 for the second quarters ended September 9, 2017 and September 10, 2016, respectively. Supervalu recorded a LIFO charge of $3 and $2 for fiscal 2018 and 2017 year-to-date, respectively.

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
In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new guidance will be adopted by Supervalu during the first quarter of fiscal 2019, as permitted by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The adoption will include updates as provided under ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. Adoption is allowed by either the full retrospective or modified retrospective approach.
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

NOTE 2—BUSINESS ACQUISITIONS
Unified
On June 23, 2017, Supervalu completed the acquisition of Unified Grocers, Inc. (“Unified”) pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 (the “Merger Agreement”) by and among Supervalu, West Acquisition Corporation, a then wholly owned subsidiary of Supervalu (“Merger Sub”), and Unified. Supervalu acquired Unified in a transaction valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing. The acquisition brings together two complementary companies that uniquely positions Supervalu to efficiently serve a broad range of independent customers and offer a diverse array of value added services, helping customers compete in an increasingly demanding grocery environment. In addition, the acquisition provides opportunities across multiple geographies and is an important part of Supervalu’s ongoing growth effort, including the expansion of Unified’s Market Centre division, a growing business providing specialty and ethnic products to independent customers.
At the closing of the transaction, Merger Sub merged with and into Unified. As a result of the transaction, Unified became a wholly owned subsidiary of Supervalu and the shares of Unified were converted into the right to receive from Supervalu $114 in cash in the aggregate.
Supervalu incurred merger and integration costs of $27 in fiscal 2018 year-to-date related to the Unified acquisition.
The table immediately below summarizes the preliminary fair values assigned to the Unified net assets acquired. As of September 9, 2017, the fair value allocation for the acquisition is preliminary and will be finalized when the valuation is completed. Differences between the preliminary and final allocation could be material. Supervalu’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as Supervalu finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to real and personal property, identifiable intangible assets, goodwill, income taxes and deferred taxes.

Amounts as of the Acquisition Date
Cash and cash equivalents	$8
Accounts receivable	176
Inventories	237
Other current assets	31
Property, plant and equipment	285
Goodwill	30
Intangible assets	54
Deferred tax assets	(19)
Other assets	65
Accounts payable	(255)
Other current liabilities	(89)
Long-term debt and capital lease obligations	(270)
Pension and other postretirement benefit obligations	(103)
Other liabilities assumed	(36)
Total fair value of net assets acquired	114
Less cash acquired	(9)
Total consideration for acquisition, less cash acquired	$105
Recognized goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Recognized intangible assets primarily reflect customer relationship intangible assets, which have a weighted average useful life of 15 years.
The following unaudited pro forma information presents the combined results of Supervalu and Unified as if Supervalu had completed the acquisition of Unified on February 27, 2016. As required by GAAP, these unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisition occurred at the beginning of the period being presented, nor are they indicative of future results of operations.

	Second Quarter Ended		Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)(1)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)(1)
Net sales	$3,872	$3,680	$9,028	$8,603
Net (loss) earnings from continuing operations attributable to SUPERVALU INC.	$(21)	$8	$(12)	$24
Basic net (loss) earnings from continuing operations per share attributable to SUPERVALU INC.	$(0.54)	$0.21	$(0.30)	$0.63
Diluted net (loss) earnings from continuing operations per share attributable to SUPERVALU INC.	$(0.54)	$0.21	$(0.30)	$0.62

(1)	The unaudited pro forma financial information of Unified included in these results reflects the 12 and 28 week fiscal periods ended August 27, 2016.
Cub Franchised Stores
In the second quarter of fiscal 2018, Supervalu paid $5 to acquire the minority equity interests of three limited liability companies that own and operate three Cub stores. Supervalu now owns 100 percent of these companies. The results from these companies will continue to be consolidated in Supervalu's financial statements.

NOTE 3—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
Changes in Supervalu’s reserves for closed properties consisted of the following:

September 9, 2017 (28 weeks)
Reserves for closed properties at beginning of the fiscal year	$22
Additions	2
Payments	(4)
Adjustments	(1)
Reserves for closed properties at the end of period	$19
Property, Plant and Equipment-Related Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	Second Quarter Ended		Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Property, plant and equipment:
Carrying value	$98	$1	$98	$3
Fair value measured using Level 3 inputs	56	—	56	2
Impairment charge	$42	$1	$42	$1

Supervalu monitors its long-lived assets for recoverability for indicators of impairment on an on-going basis and evaluates their carrying value for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. In the second quarter of fiscal 2018, two Retail asset groups, which consisted of two separate Retail banners, indicated a decline in their results of operations and the cash flow projections of these two Retail asset groups declined compared to prior projections. As a result, the two Retail asset groups were selected for an undiscounted cash flow review. One of these Retail asset groups failed the long-lived asset recoverability test. Accordingly, a fair value assessment using the income approach was performed over that Retail group's long-lived assets. The carrying value of the assets within this asset group were determined to exceed their estimated fair value. The carrying values of these assets were reduced until such long-lived assets were recorded at the lower of their carrying value or fair value, resulting in an impairment charge of $42, which was recorded within Selling and administrative expenses in the Retail segment. The remaining carrying value of the long-lived assets in this asset group is $56. Significant judgments are required in measuring the fair value of asset groups, including the fair value of business, the fair value of the underlying individual assets, and cash flow projections of revenues and earnings.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Changes in Supervalu’s Goodwill and Intangible assets, net consisted of the following:

	February 25, 2017	Additions	Impairments	Other net adjustments	September 9, 2017
Wholesale goodwill	$710	$30	$—	$—	$740

Intangible assets:
Customer lists, favorable operating leases, prescription files and other	$141	$54	$—	$—	$195
Trademarks and tradenames – indefinite useful lives	5	—	—	—	5
Total intangible assets	146	54	—	—	200
Accumulated amortization	(107)	(7)	—	—	(114)
Total intangible assets, net	$39				$86
Amortization of intangible assets with definite useful lives was $7 and $6 for fiscal 2018 and 2017 year-to-date, respectively. Future amortization expense is anticipated to be approximately $4, and $9, $8, $8, $6 and $6 for the remainder of fiscal 2018, and for fiscal 2019, 2020, 2021, 2022 and 2023, respectively.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring fair value measurements were as follows:

		September 9, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$4	$—	$—	$4
Total		$4	$—	$—	$4

Liabilities:
Interest rate swap derivative	Other current liabilities	$—	$2	$—	$2
Interest rate swap derivative	Other long-term liabilities	—	1	—	1
Total		$—	$3	$—	$3

		February 25, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$5	$—	$—	$5
Total		$5	$—	$—	$5

Liabilities:
Interest rate swap derivative	Other current liabilities	$—	$2	$—	$2
Interest rate swap derivative	Other long-term liabilities	—	1	—	1
Total		$—	$3	$—	$3
Diesel Fuel Derivatives
Fuel derivative gains (losses) are included within Cost of sales in the Condensed Consolidated Statements of Operations and were $0 and $0 for the second quarters of fiscal 2018 and 2017, respectively, and $0 and $0 for fiscal 2018 and 2017 year-to-date, respectively.

Interest Rate Swap Derivatives
Interest rate swap derivative reclassifications from Accumulated other comprehensive loss into earnings are recorded within Interest expense, net in the Condensed Consolidated Statements of Operations and were $1 and $0 in the second quarters of fiscal 2018 and 2017, respectively, and $2 and $1 for fiscal 2018 and 2017 year-to-date, respectively. No amounts were reclassified related to hedging ineffectiveness.
As of September 9, 2017, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $4 and a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $2.
Non-recurring Fair Value Measurements
Acquired net assets related to Unified discussed in Note 2—Business Acquisitions and impairment charges related to goodwill and intangible assets discussed in Note 4—Goodwill and Intangible Assets and to property, plant and equipment discussed in Note 3—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges were measured at fair value using Level 3 inputs.
Fair Value Estimates
For certain of Supervalu’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying amounts due to their short maturities.
The estimated fair value of notes receivable was greater than their carrying amount by approximately $0 and $0 as of September 9, 2017 and February 25, 2017, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.
The estimated fair value of Supervalu’s long-term debt was lower than the carrying amount, excluding debt financing costs, by approximately $57 as of September 9, 2017 and equal to the carrying amount, excluding debt financing costs, as of February 25, 2017. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.

NOTE 6—LONG-TERM DEBT
Supervalu’s long-term debt consisted of the following:

	September 9, 2017	February 25, 2017
4.74% Secured Term Loan Facility due June 2024	$838	$—
5.54% Secured Term Loan Facility due March 2019	—	524
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	350
4.50% Revolving ABL Credit Facility due February 2021	—	—
Other	37	—
Debt financing costs, net	(14)	(10)
Original issue discount on debt	(3)	(1)
Total debt	1,608	1,263
Less current maturities of long-term debt	(7)	—
Long-term debt	$1,601	$1,263
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
Senior Secured Credit Agreements
During the first quarter of fiscal 2018, Supervalu entered into a fourth amendment agreement (the “Fourth Term Loan Amendment”) amending and restating its Secured Term Loan Facility due March 2019 (the “Secured Term Loan Facility due March 2019” and as amended and restated, the “Secured Term Loan Facility”). The Secured Term Loan Facility provides for (i)

an initial term loan facility of $525, which was drawn down in full to refinance outstanding loans under the Secured Term Loan Facility due March 2019, and (ii) a delayed draw term loan facility of $315, which was drawn down in full in the second quarter of fiscal 2018 for the purpose of consummating the acquisition of Unified. Borrowings under the Secured Term Loan Facility bear interest at the rate of LIBOR plus 3.50 percent with a floor on LIBOR set at 1.00 percent, compared to the rate under the Secured Term Loan Facility due March 2019 of LIBOR plus 4.50 percent with a floor of 1.00 percent. The Secured Term Loan Facility will mature on June 8, 2024. However, if Supervalu has not repaid its 6.75 percent Senior Notes due June 2021 or its 7.75 percent Senior Notes due November 2022 by the date that is 91 days prior to the respective maturity date of such notes, the Secured Term Loan Facility will mature on the date that is 91 days prior to the maturity date of such notes. During the first quarter of fiscal 2018, in connection with the completion of the Fourth Term Loan Amendment, Supervalu paid debt financing costs of approximately $8, of which $5 was capitalized and $3 was expensed, and paid original issue discount of approximately $2, all of which was capitalized, and recognized a non-cash charge of approximately $2 for the write-off of existing unamortized debt financing costs. On June 23, 2017, in connection with the closing of the acquisition of Unified, Supervalu executed the delayed draw under the Secured Term Loan Facility and increased the outstanding borrowings under the facility to $840.
The Secured Term Loan Facility is secured by substantially all of Supervalu’s real estate, equipment and certain other assets. The Secured Term Loan Facility is guaranteed by Supervalu’s material subsidiaries (together with Supervalu, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Term Loan Parties have granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of September 9, 2017 and February 25, 2017, there was $707 and $520, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing Supervalu’s $1,000 asset-based revolving credit facility (the “Revolving ABL Credit Facility”). As of September 9, 2017 and February 25, 2017, $8 and $0 of the Secured Term Loan Facility was classified as current, respectively, excluding debt financing costs and original issue discount.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility, Supervalu must, subject to certain exceptions and certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Supervalu must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on Supervalu’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended, minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on Supervalu’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of fiscal 2017, no prepayment from Excess Cash Flow in fiscal 2017 was required in the second quarter of fiscal 2018. The potential amount of prepayment from Excess Cash Flow that may be required for fiscal 2018 is not reasonably estimable as of September 9, 2017.
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
As of September 9, 2017 and February 25, 2017, there were no outstanding borrowings under the Revolving ABL Credit Facility. The assets included in the Condensed Consolidated Balance Sheets securing the outstanding borrowings under the Revolving ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the Revolving ABL Credit Facility, were as follows:

Assets securing the Revolving ABL Credit Facility(1):	September 9, 2017	February 25, 2017
Certain inventory assets included in Inventories, net	$1,249	$949
Certain receivables included in Receivables, net	416	228
Certain amounts included in Cash and cash equivalents	20	19

(1)	The Revolving ABL Credit Facility is also secured by all of Supervalu's pharmacy scripts included in Intangible assets, net.

Unused available credit and fees under the Revolving ABL Credit Facility:	September 9, 2017	February 25, 2017
Outstanding letters of credit	$51	$53
Letters of credit fees	1.375%	1.375%
Unused available credit	790	748
Unused facility fees	0.25%	0.25%
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit Supervalu’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders. The Secured Term Loan Facility caps the aggregate amount of Restricted Payments that may be made over the life of the Secured Term Loan Facility. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by Supervalu, including certain debt prepayments and Permitted Investments (as defined in the Secured Term Loan Facility). As of September 9, 2017, the aggregate cap on Restricted Payments was approximately $502. The Revolving ABL Credit Facility permits dividends up to $75 per fiscal year, not to exceed $175 in the aggregate over the life of the Revolving ABL Credit Facility as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. Those caps could be reduced by certain debt prepayments made by Supervalu. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures
The $400 of 6.75 percent Senior Notes due June 2021 and the $350 of 7.75 percent Senior Notes due November 2022 contain operating covenants, including limitations on liens and on sale and leaseback transactions. Supervalu was in compliance with all such covenants and provisions for all periods presented.

NOTE 7—BENEFIT PLANS
Net periodic benefit income and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)
Interest cost	$20	$20	$1	$—
Expected return on assets	(33)	(33)	—	—
Amortization of prior service benefit	3	—	(3)	(3)
Amortization of net actuarial loss	—	10	—	—
Net periodic benefit income	$(10)	$(3)	$(2)	$(3)
Contributions to benefit plans	$—	$(1)	$—	$—

	Year-To-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Interest cost	$44	$46	$1	$1
Expected return on assets	(73)	(77)	—	—
Amortization of prior service benefit	6	—	(8)	(8)
Amortization of net actuarial loss	—	24	1	1
Net periodic benefit income	$(23)	$(7)	$(6)	$(6)
Contributions to benefit plans	$(1)	$(2)	$—	$—
Multiemployer Pension Plans
During fiscal 2018 and 2017 year-to-date, Supervalu contributed $21 and $21, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements. As part of the acquisition of Unified, Supervalu assumed the off-balance sheet multiemployer pension plan obligations of Unified.
Pension Contributions
No minimum contributions are required to Supervalu's pension plans in fiscal 2018 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Supervalu anticipates fiscal 2018 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $5 to $10.

NOTE 8—NET (LOSS) EARNINGS PER SHARE
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
The following table reflects the calculation of basic and diluted net (loss) earnings per share:

	Second Quarter Ended		Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Net (loss) earnings from continuing operations	$(25)	$12	$(13)	$32
Less net earnings attributable to noncontrolling interests	—	(1)	(1)	(2)
Net (loss) earnings from continuing operations attributable to SUPERVALU INC.	(25)	11	(14)	30
Income from discontinued operations, net of tax	—	20	—	47
Net (loss) earnings attributable to SUPERVALU INC.	$(25)	$31	$(14)	$77

Weighted average number of shares outstanding—basic	38	38	38	38
Dilutive impact of stock-based awards	—	—	—	—
Weighted average number of shares outstanding—diluted	38	38	38	38

Basic net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(0.65)	$0.30	$(0.35)	$0.79
Discontinued operations	$—	$0.52	$(0.01)	$1.24
Basic net (loss) earnings per share	$(0.65)	$0.82	$(0.36)	$2.04
Diluted net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(0.65)	$0.29	$(0.35)	$0.79
Discontinued operations	$—	$0.52	$(0.01)	$1.23
Diluted net (loss) earnings per share	$(0.65)	$0.81	$(0.36)	$2.02

Stock-based awards of 2 and 2 that were outstanding during the second quarters of fiscal 2018 and 2017, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive. Stock-based awards of 2 and 2 that were outstanding during fiscal 2018 and 2017 year-to-date, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive.
Reverse Stock Split
At the close of business on August 1, 2017, a 1-for-7 reverse split of Supervalu’s common stock became effective and the number of authorized shares of Supervalu’s common stock decreased to approximately 57, while the number of issued and outstanding shares was reduced from approximately 269 to 38. Supervalu's common stock began trading on a split-adjusted basis when the market opened on August 2, 2017. No fractional shares were issued from the reverse stock split. In lieu of any fractional shares, any holder of less than one share of common stock was entitled to receive cash for such holder’s fractional share. The reverse stock split did not impact the authorized number of shares of preferred stock of Supervalu, none of which were outstanding. The reverse stock split reduced the number of shares of common stock available for issuance under Supervalu’s equity compensation plans in proportion to the reverse stock split ratio. The reverse stock split caused a reduction in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the reverse stock split ratio and caused a proportionate increase in any exercise price of such awards. Supervalu’s common stock continues to trade on the NYSE under the symbol “SVU.”

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
Changes in Accumulated other comprehensive loss by component for fiscal 2018 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(276)	$(2)	$(278)
Other comprehensive income (loss) before reclassifications(1)	—	—	—
Amortization of amounts included in net periodic benefit income(2)	(1)	—	(1)
Amortization of cash flow hedge(3)	—	1	1
Net current-period Other comprehensive income (loss)(4)	(1)	1	—
Accumulated other comprehensive loss at the end of period, net of tax	$(277)	$(1)	$(278)
(1)Amount is net of tax (benefit) expense of $0, $0 and $0, respectively.
(2)Amount is net of tax (benefit) expense of $(1), $0 and $(1), respectively.
(3)Amount is net of tax (benefit) expense of $0, $1 and $1, respectively.
(4)Amount is net of tax (benefit) expense of $(1), $1 and $0, respectively.
Changes in Accumulated other comprehensive loss by component for fiscal 2017 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(418)	$(4)	$(422)
Other comprehensive loss before reclassifications(1)	—	(1)	(1)
Amortization of amounts included in net periodic benefit income(2)	11	—	11
Amortization of cash flow hedge(3)	—	1	1
Net current-period Other comprehensive income(4)	11	—	11
Accumulated other comprehensive loss at the end of period, net of tax	$(407)	$(4)	$(411)

(1)Amount is net of tax expense of $0, $0 and $0, respectively.
(2)Amount is net of tax expense of $6, $0 and $6, respectively.
(3)Amount is net of tax expense of $0, $0 and $0, respectively.
(4)Amount is net of tax expense of $6, $0 and $6, respectively.
Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	Second Quarter Ended		Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)	Affected Line Item on Condensed Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit income(1)	$(1)	$7	$(2)	$16	Selling and administrative expenses
Amortization of amounts included in net periodic benefit income(1)	—	—	—	1	Cost of sales
Total reclassifications	(1)	7	(2)	17
Income tax (benefit) expense	—	(2)	1	(6)	Income tax (benefit) provision
Total reclassifications, net of tax	$(1)	$5	$(1)	$11

Interest rate swap cash flow hedge:
Reclassification of cash flow hedge	$1	$—	$2	$1	Interest expense, net
Income tax benefit	—	—	(1)	—	Income tax (benefit) provision
Total reclassifications, net of tax	$1	$—	$1	$1

(1)	Amortization of amounts included in net periodic benefit income include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 7—Benefit Plans.
As of September 9, 2017, Supervalu expects to reclassify $2 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve-month period.

NOTE 10—STOCK-BASED AWARDS
Supervalu recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance share units (collectively referred to as “stock-based awards”) of $5, $4, $11 and $8 for the second quarters of fiscal 2018 and 2017, and for fiscal 2018 and 2017 year-to-date, respectively. The following information on the stock-based awards gives effect to the reverse stock split.
Stock Options
In the first quarter of fiscal 2018 and 2017, Supervalu granted 36 thousand and 114 thousand non-qualified stock options, respectively, to certain employees under Supervalu’s 2012 Stock Plan with weighted average grant date fair values of $13.92 per share and $18.68 per share, respectively. The stock options vest over a period of three years and were awarded as part of a broad-based employee incentive program designed to retain and motivate employees across Supervalu. Supervalu used the Black-Scholes option pricing model to estimate the fair value of the options at grant date based upon the following assumptions:

	Year-To-Date Ended
	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Dividend yield	—%	—%
Volatility rate	53.7%	54.2%
Risk-free interest rate	1.8%	1.3%
Expected life	5.0 years	5.0 years

Restricted Stock and Restricted Stock Units
In fiscal 2018 year-to-date, Supervalu granted 880 thousand restricted stock units (“RSUs”) to certain employees under the 2012 Stock Plan. The RSUs vest over a three-year period from the date of the grant and were granted at a fair value ranging from $25.06 to $29.19 per unit. In fiscal 2017 year-to-date, Supervalu granted 494 thousand RSUs to certain employees under the 2012 Stock Plan. The RSUs vest over a three-year period from the date of grant and were granted at a fair value ranging from $31.78 to $39.48 per unit.
Performance Share Units
In fiscal 2018 year-to-date, Supervalu granted 178 thousand performance share units (“PSUs”) to certain employees under the 2012 Stock Plan. The PSUs have a fiscal 2018-2020 performance period and settle in shares of Supervalu's common stock. In April 2016, Supervalu granted 180 thousand PSUs to certain employees under the 2012 Stock Plan. The PSUs have a fiscal 2017-2019 performance period and settle in shares of Supervalu’s common stock. Supervalu used the Monte Carlo method to estimate the fair value of the PSUs at grant date based upon the following assumptions:

	Year-To-Date Ended
	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Dividend yield	—%	—%
Volatility rate	44.3%	41.3%
Risk-free interest rate	1.41%	0.9%
Expected life	2.8 years	2.8 years

NOTE 11—INCOME TAXES
Fiscal 2018 and 2017 year-to-date tax provision included $5 and $0 of discrete tax expense, respectively. The increase in the discrete tax expense in fiscal 2018 is primarily due to excess tax expense related to the adoption of ASU 2016-09.

NOTE 12—SEGMENT INFORMATION
Summary operating results by reportable segment consisted of the following:

	Second Quarter Ended September 9, 2017				Year-To-Date Ended September 9, 2017
	Wholesale	Retail	Corporate	Total	Wholesale	Retail	Corporate	Total
Net sales	$2,738	$1,022	$40	$3,800	$5,294	$2,415	$95	$7,804
Cost of sales	2,620	752	—	3,372	5,053	1,772	—	6,825
Gross profit	118	270	40	428	241	643	95	979
Selling and administrative expenses	57	328	50	435	118	705	96	919
Operating earnings (loss)	$61	$(58)	$(10)	$(7)	$123	$(62)	$(1)	$60
Interest expense, net				31				74
Equity in earnings of unconsolidated affiliates				—				(2)
(Loss) from continuing operations before income taxes				$(38)				$(12)

	Second Quarter Ended September 10, 2016				Year-To-Date Ended September 10, 2016
	Wholesale	Retail	Corporate	Total	Wholesale	Retail	Corporate	Total
Net sales	$1,731	$1,033	$41	$2,805	$4,006	$2,464	$100	$6,570
Cost of sales	1,652	758	(1)	2,409	3,818	1,808	(1)	5,625
Gross profit	79	275	42	396	188	656	101	945
Selling and administrative expenses	21	287	30	338	66	660	72	798
Operating earnings (loss)	$58	$(12)	$12	$58	$122	$(4)	$29	$147
Interest expense, net				41				101
Equity in earnings of unconsolidated affiliates				(1)				(2)
Earnings from continuing operations before income taxes				$18				$48

NOTE 13—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
Supervalu has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of September 9, 2017. These guarantees were generally made to support the business growth of Wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to fourteen years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the Wholesale customer or other third party defaults on a payment, Supervalu would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the Wholesale customer.
Supervalu reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of September 9, 2017, the maximum amount of undiscounted payments Supervalu would be required to make in the event of default of all guarantees was $66 ($50 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, Supervalu believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under Supervalu’s guarantee arrangements as the fair value has been determined to be de minimis.
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
Following the sale of New Albertson’s, Inc. (“NAI”) on March 21, 2013, Supervalu remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by Supervalu with respect to the obligations of NAI that were incurred while NAI was a subsidiary of Supervalu. As of September 9, 2017, using actuarial estimates as of December 31, 2016, the total undiscounted amount of all such guarantees was estimated at $88 ($79 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie Supervalu’s commitments, Supervalu believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which Supervalu remains contingently liable, Supervalu believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
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
Agreements with AB Acquisition LLC and Affiliates
In connection with the sale of NAI, Supervalu entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”). Supervalu is now providing services to NAI and Albertson's LLC to transition and wind down the TSA. In exchange for these transition and wind down services, Supervalu is entitled to receive aggregate fees of $50 that are being paid in eight $6 increments from April 2015 through October 2018. These payments are separate from and incremental to the fixed and variable fees Supervalu receives under the TSA. On October 17, 2017, Supervalu entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that Supervalu is providing to Albertson’s LLC and NAI, other than with respect to certain limited services. See Note 15—Subsequent Events for additional details. In addition, Supervalu operates a distribution center in Lancaster, Pennsylvania that is owned by NAI. In March 2017, Supervalu acquired a distribution center in Harrisburg, Pennsylvania that will eventually replace the Lancaster facility.
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
Pursuant to a trade agreement that Unified entered into with Haggen, Haggen paid a substantial portion of Unified's prepetition receivables in exchange for certain shipping terms from Unified, and Haggen also agreed to stipulate to an allowed administrative 503(b)(9) priority claim for the balance of Unified's prepetition claim for goods shipped to Haggen. Accordingly, Unified filed a proof of claim asserting an administrative expense priority claim in the amount of $6. Unified also filed a proof of claim against Haggen for breach of contract damages related to the termination of its supply agreement and various ancillary agreements. If allowed, such claim would be treated as a general unsecured claim in the Haggen bankruptcy cases. Relatedly, on September 7, 2016, the Official Committee of Unsecured Creditors (the "Committee") filed a complaint against Comvest Group Holdings, LLC, the private equity owner of Haggen ("Comvest"), certain of Haggen's non-debtor affiliates, and certain of their respective officers, directors and managers (collectively the "Defendants") in the bankruptcy court. On December 9, 2016, the Defendants filed their answer to the Committee's complaint generally denying the allegations asserted therein. The Committee and the Defendants have agreed to a scheduling order with a trial currently scheduled for October 2017. The Committee litigation seeks to recover additional funds for Haggen's bankruptcy estate for the benefit of creditors, including the potential payment of Unified's claims.
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
Other Contractual Commitments
In the ordinary course of business, Supervalu enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 9, 2017, Supervalu had approximately $424 of non-cancelable future purchase obligations.
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
In September 2008, a class action complaint was filed against Supervalu, as well as International Outsourcing Services, LLC (“IOS”); Inmar, Inc.; Carolina Manufacturer’s Services, Inc.; Carolina Coupon Clearing, Inc. and Carolina Services in the United States District Court in the Eastern District of Wisconsin. The plaintiffs in the case are a consumer goods manufacturer, a grocery co-operative and a retailer marketing services company that allege on behalf of a purported class that Supervalu and the other defendants (i) conspired to restrict the markets for coupon processing services under the Sherman Act and (ii) were part of an illegal enterprise to defraud the plaintiffs under the Federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. All proceedings had been stayed in the case pending the result of the criminal prosecution of certain former officers of IOS. The final criminal trial concluded in December 2016. The

District Court has indicated that it will release the stay of the civil case and issue a scheduling order. At a mediation on May 22, 2017, Supervalu reached a preliminary settlement for a nominal amount and on September 5, 2017, entered into a final settlement agreement.
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against Supervalu alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, Supervalu purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of Supervalu to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that Supervalu and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted Supervalu’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted Supervalu’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of Supervalu, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from Supervalu between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from Supervalu’s Champaign, Illinois distribution center and potentially other distribution centers. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff and denying plaintiffs’ request to seek class certification for a group of New England retailers. On August 20, 2015, the District Court affirmed the Magistrate Judge’s order. In September 2015, the plaintiffs appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers and the hearing before the 8th Circuit occurred on May 17, 2016. On March 1, 2016, the plaintiffs filed a class certification motion seeking to certify five District Court classes of retailers in the Midwest and Supervalu filed its response on May 6, 2016. On September 7, 2016, the District Court granted plaintiffs’ motion to certify five Midwest distribution center classes, only one of which is suing Supervalu (the non-arbitration Champaign distribution center class). On March 1, 2017, the 8th Circuit denied plaintiffs' appeals seeking to join an additional New England plaintiff and the appeal seeking the ability to move for class certification of a smaller New England class. At a mediation on May 25, 2017, Supervalu reached a settlement with the non-arbitration Champaign distribution center class, which is the one Midwest class suing Supervalu. Supervalu and the plaintiffs have executed a final settlement agreement and on August 10, 2017, the court granted preliminary approval of the settlement. The hearing on final court approval is scheduled for November 15, 2017. The material terms of the settlement include: (1) denial of wrongdoing and liability by Supervalu; (2) release of all claims against Supervalu related to the allegations and transactions at issue in the litigation that were raised or could have been raised by the non-arbitration Champaign distribution center class; and (3) payment by Supervalu of $9. There is no contribution between C&S and Supervalu, and C&S did not settle the claims alleged against them. The New England Village Markets plaintiff is not a party to the settlement and is pursuing its individual claims and potential class action claims against Supervalu, which at this time are determined as remote.
In August and November 2014, four class action complaints were filed against Supervalu relating to the criminal intrusions into its computer network announced by Supervalu in fiscal 2015 (the “Criminal Intrusion”). The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. Supervalu filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court's dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and Supervalu filed its response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs' motion to vacate the District Court's dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, Supervalu filed a cross-appeal to preserve its additional arguments for dismissal of the plaintiffs' complaint. On August 30, 2017, the 8th Circuit affirmed the dismissal for 14 out of the 15 plaintiffs finding they had no standing. The 8th Circuit did not consider Supervalu's cross-appeal and remanded the case back for consideration of Supervalu's additional arguments for dismissal against the one remaining plaintiff.

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
With respect to the C&S, Criminal Intrusion and OCR matters discussed above, Supervalu believes the chance of a material loss is remote. It is possible, although management believes that the likelihood is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on Supervalu’s financial condition, results of operations or cash flows.

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
The major classes of operating results classified as discontinued operations within the Condensed Consolidated Statements of Operations were as follows:

	Second Quarter Ended		Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Net sales	$—	$1,060	$—	$2,491
Cost of sales	—	893	—	2,095
Gross profit	—	167	—	396
Selling and administrative expenses	—	135	1	319
Operating earnings (loss)	—	32	(1)	77
Interest expense, net	—	—	—	1
Earnings (loss) from discontinued operations before income taxes	—	32	(1)	76
Income tax provision (benefit)	—	12	(1)	29
Income from discontinued operations, net of tax	$—	$20	$—	$47

NOTE 15—SUBSEQUENT EVENTS
On September 14, 2017, Supervalu paid $61 to acquire the land and building for a distribution center located in Joliet, Illinois.
On October 17, 2017, Supervalu entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that Supervalu is providing to Albertson’s LLC and NAI. Supervalu will continue to provide transition and wind down services as previously agreed. In addition, Supervalu will provide services to Albertson’s LLC for one distribution center until at least October 2018, and NAI may notify Supervalu that it requires services for certain stores beyond September 21, 2018. The fees for these extended services, if any, will be the same per-store weekly fee (subject to a minimum fee) and the same weekly fee for the distribution center that Albertson’s LLC and NAI pay to Supervalu currently. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. Supervalu also agreed that Albertson’s would no longer provide services to Supervalu after September 21, 2019.
On October 17, 2017, Supervalu, a newly formed wholly owned subsidiary of Supervalu (“AG Merger Sub”), and Associated Grocers of Florida, Inc. (“AG Florida”) entered into an Agreement and Plan of Merger (the “AG Merger Agreement”) pursuant to which Supervalu agreed to acquire AG Florida in a transaction valued at approximately $180. Founded in 1945, AG Florida is a retailer-owned cooperative that distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia and had annual sales of approximately $650 in its last fiscal year, which ended on July 29, 2017, estimated by Supervalu under its accounting policies. Supervalu expects to use cash on hand and available liquidity under its Revolving ABL Credit Facility to fund the acquisition.
On the terms and subject to the conditions set forth in the AG Merger Agreement, at the closing of the transactions contemplated thereby (the “AG Closing”), AG Merger Sub will merge with and into AG Florida (the “AG Merger”) with AG Florida surviving the AG Merger as a wholly owned subsidiary of Supervalu, and the shares of AG Florida will be converted into the right to receive cash consideration from Supervalu at the AG Closing.
As further provided in the AG Merger Agreement, the consummation of the transactions contemplated by the AG Merger Agreement is subject to certain closing conditions, including (i) approval of the AG Merger by the shareholders of AG Florida, (ii) any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated, (iii) the absence of any action or order by any governmental entity that restrains, conditions, challenges the legality or validity of, or otherwise prohibits the AG Merger, (iv) the accuracy of the representations and warranties of the parties (generally subject to a material adverse effect standard), (v) material compliance by the parties with their respective obligations under the AG Merger Agreement, (vi) no material adverse effect having occurred with respect to the AG Florida business after entry into the AG Merger Agreement and no Supervalu bankruptcy, and (vii) other customary closing conditions. The transaction is currently expected to be completed by the end of calendar year 2017.
Under the terms of the AG Merger Agreement, Supervalu will be entitled to receive a termination fee of $7, plus reimbursement of up to $500 thousand in costs and expenses, in the event that the AG Merger Agreement is terminated under certain circumstances, including as a result of a change in the recommendation of the board of directors of AG Florida. In addition, a reverse termination fee of $9 may be payable by Supervalu to AG Florida upon termination of the AG Merger Agreement under certain circumstances, including if Supervalu is unable to obtain antitrust approval before June 14, 2018.

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
EXECUTIVE OVERVIEW
Business Strategies and Initiatives
Wholesale:

•	Retaining existing customers by differentiating Supervalu through its service levels, pricing, product offerings and growing professional service offerings

•
Growing Supervalu’s business with existing customers by marketing its fresh product offerings, such as produce, and its professional service offerings, including retail store support, advertising, couponing, e-commerce, network and data hosting solutions, training and certifications classes, as well as administrative back-office solutions, and supporting its customers in growing their businesses

•	Targeting sales growth by affiliating new customers, including larger chain businesses, and aggressively pursuing external growth and market opportunities

•	Integrating and realizing synergies from the acquisition of Unified Grocers, and expanding the Market Centre product offerings into Supervalu’s supply chain

•
Improving the efficiency and optimization of Supervalu’s operations, including its real estate and, information technology infrastructure, and maximizing the use of trucking miles and warehouse capacity

•
Strengthening core merchandising and marketing programs, including leveraging Supervalu’s private-label programs, such as the Essential Everyday® and Equaline® labels, while marketing and adding depth to the Wild Harvest® and Culinary Circle® brands

Retail:

•
Driving profitable sales by investing in price and promotions, and enhancing merchandising displays and product offerings such as Quick and Easy meal solutions including meal kits and grab ‘n go options for Retail stores and Wholesale customers

•	Driving improved store performance, including reducing inventory shrink rates and levels of out-of-stocks, through standardizing certain store processes

•	Continued development and introduction of Supervalu’s private-label products, including organic products, by providing innovative products in multiple channels across Retail and Wholesale

•	Targeted capital investments into new stores, relocations and store remodels
Corporate:

•	Continued management of Supervalu’s overhead cost structure to enable investments in lower prices to customers

•	Providing high-quality administrative support services by enhancing Supervalu’s service offerings and information technology systems

•	Leveraging Supervalu’s professional services capabilities to grow its services business
Recent Developments
Acquisition of Unified Grocers
On June 23, 2017, Supervalu completed the acquisition of Unified Grocers, Inc. (“Unified”) pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 (the “Merger Agreement”) by and among Supervalu, West Acquisition Corporation, a then wholly owned subsidiary of Supervalu (“Merger Sub”), and Unified. Supervalu acquired Unified in a transaction valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing. The acquisition brings together two complementary companies that uniquely positions Supervalu to efficiently serve a broad range of independent customers and offer a diverse array of value added services, helping customers compete in an increasingly demanding grocery environment. In addition, the acquisition provides opportunities across multiple geographies and is an important part of Supervalu’s ongoing growth effort, including the expansion of Unified’s Market Centre division, a growing business providing specialty and ethnic products to independent customers.
At the closing of the transaction, Merger Sub merged with and into Unified. As a result of the transaction, Unified became a wholly owned subsidiary of Supervalu and the shares of Unified were converted into the right to receive from Supervalu $114 in cash in the aggregate.
Supervalu incurred merger and integration costs of $27 in fiscal 2018 year-to-date related to the Unified acquisition. Supervalu estimates it will incur an additional $2 to $12 of merger and integration costs for Unified in the remainder of fiscal 2018.
Refer to Note 2—Business Acquisitions for additional information regarding the acquisition of Unified, including the preliminary purchase price allocation and pro forma results of operations for the comparative statements of operations presented in the results of operations discussion.
Agreement to Acquire Associated Grocers of Florida, Inc.
On October 17, 2017, Supervalu, a newly formed wholly owned subsidiary of Supervalu (“AG Merger Sub”), and Associated Grocers of Florida, Inc. (“AG Florida”) entered into an Agreement and Plan of Merger (the “AG Merger Agreement”) pursuant to which Supervalu agreed to acquire AG Florida in a transaction valued at approximately $180. Founded in 1945, AG Florida is a retailer-owned wholesale grocery distribution cooperative that distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia and had annual sales of approximately $650 in its last fiscal year, which ended on July 29, 2017, estimated by Supervalu under its accounting policies. Supervalu expects to use cash on hand and available liquidity under its Revolving ABL Credit Facility to fund the acquisition. Refer to Note 15—Subsequent Events for additional terms and conditions of the agreement.
New Customers
In the first quarter of fiscal 2018, Supervalu completed the transition of and is now supplying over 170 stores operated by The Fresh Market under the long-term supply agreement that Supervalu entered into with The Fresh Market in August 2016.
In the fourth quarter of fiscal 2017, Supervalu completed the transition of and is now supplying over 45 America’s Food Basket neighborhood stores, located primarily in New York and parts of New England, through a long-term supply agreement.
Retail Asset Impairment
In the second quarter of fiscal 2018, two Retail asset groups, which consisted of two separate Retail banners, indicated a decline in their results of operations and the cash flow projections of these two Retail asset groups declined compared to prior projections. As a result, the two Retail asset groups were selected for an undiscounted cash flow review. One of these Retail asset groups failed the long-lived asset recoverability test. Accordingly, a fair value assessment using the income approach was performed over that Retail asset group's long-lived assets. The carrying value of the assets within this Retail asset group were determined to exceed their estimated fair value.
As a result, in the second quarter of fiscal 2018, Supervalu recorded a long-lived asset impairment charge to reduce the long-lived asset carrying values in that Retail asset group from $98 to their fair value of $56, resulting in an impairment charge of $42. As of the end of the second quarter of fiscal 2018, two of Supervalu's six geographic market groups composed of individual Retail stores have been impaired and written down to their fair value within the last twelve months. Supervalu continues to monitor two of its other four geographic market groups for potential future impairment based on Supervalu's impairment evaluation as of the second quarter of fiscal 2018. These two geographic market groups have long-lived asset carrying values of approximately $133.
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

Transition Services Agreements with New Albertson’s, Inc. and Albertson’s LLC
Supervalu continues to provide services to transition and wind down the transition services agreements with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC (collectively, the “TSA”). On October 17, 2017, Supervalu entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that Supervalu is providing to Albertson’s LLC and NAI. Supervalu will continue to provide transition and wind down services as previously agreed. In addition, Supervalu will provide services to Albertson’s LLC for one distribution center until at least October 2018, and NAI may notify Supervalu that it requires services for certain stores beyond September 21, 2018. The fees for these extended services, if any, will be the same per-store weekly fee (subject to a minimum fee) and the same weekly fee for the distribution center that Albertson’s LLC and NAI pay to Supervalu currently. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. Supervalu also agreed that Albertson’s would no longer provide services to Supervalu after September 21, 2019. Supervalu expects the revenue that it will receive under the TSA will be approximately $125 in fiscal 2018, $55 in fiscal 2019, and $0 in fiscal 2020.  With this revenue decline, adjusted EBITDA with respect to the TSA is expected to decline by up to $50 in fiscal 2019 and by up to another $40 in fiscal 2020.

Second Quarter of Fiscal 2018 Highlights

•
Net sales were $3,800, an increase of $995 or 35.5 percent, primarily due to sales from the acquired Unified business, higher sales from new Wholesale customers and stores, and acquired Retail stores, offset in part by lower identical store sales in the Retail business, lower sales due to Wholesale customers lost last year that are no longer supplied by Supervalu, lower sales from closed Retail stores and lower military sales.

•
Gross profit was $428, an increase of $32 or 8.1 percent, which primarily reflects increases in gross margins from increased net sales and higher Wholesale gross profit from the acquired Unified business, offset in part by higher Wholesale trucking costs and employee-related costs driven by higher sales volumes, and lower Retail gross margins from higher promotional activities and decreased sales.

•
Operating loss was $7, a decrease in operating earnings of $65 or 112.1 percent, which primarily reflects a Retail asset impairment charge, higher employee-related costs primarily from the acquired Unified business and incentive compensation, and merger and integration costs, offset in part by increases in gross margins from increased net sales and higher Wholesale gross profit from the acquired Unified business.

Year-To-Date Fiscal 2018 Highlights

•
Net sales were $7,804, an increase of $1,234 or 18.8 percent, primarily due to sales from the acquired Unified business, higher sales from new Wholesale customers and stores, and acquired Retail stores, offset in part by lower identical store sales in the Retail business, lower sales due to Wholesale customers lost last year that are no longer supplied by Supervalu, lower sales from closed Retail stores and lower military sales.

•
Gross profit was $979, an increase of $34 or 3.6 percent, which primarily reflects increases in gross margins from increased net sales and higher Wholesale gross profit from the acquired Unified business, offset in part by higher Wholesale trucking costs and employee-related costs driven by higher sales volumes, and lower Retail gross margins from higher promotional activities and decreased sales.

•
Operating earnings were $60, a decrease of $87 or 59.2 percent, which primarily reflects a Retail asset impairment charge, higher employee-related costs from the acquired Unified business and incentive compensation, merger and integration costs, a legal reserve charge during fiscal 2018 year-to-date and a supply agreement termination fee received in fiscal 2017 year-to-date, offset in part by increases in gross profit discussed above and lower pension expense.

•	Interest expense, net was $74, a decrease of $27, primarily due to lower average outstanding debt balances.

•
Net loss from continuing operations was $13, a decrease in net earnings of $45, and diluted net earnings per share from continuing operations decreased $1.14, in each case, primarily due to the Retail asset impairment charge and other items described above.

•
Net cash provided by operating activities of continuing operations was $116, a decrease of $92, primarily due to cash utilized for working capital and other assets and liabilities to support higher Wholesale sales volumes and lower cash generated from earnings.

•
Net cash used in investing activities of continuing operations was $216, an increase of $147, primarily due to cash paid to acquire Unified and a distribution center in Harrisburg, Pennsylvania, both in fiscal 2018 year-to-date.

•
Net cash provided by financing activities of continuing operations was $30, an increase of $195, primarily due to debt repayments of $99 made in the first quarter of fiscal 2017 that were not required in the first quarter of fiscal 2018 and new debt in the first quarter of fiscal 2018 in the form of a mortgage to finance the Harrisburg, Pennsylvania distribution center acquisition, partially offset by lower net borrowings under the Revolving ABL Credit Facility in the first quarter of fiscal 2018. In addition, in fiscal 2018 year-to-date, Supervalu acquired long-term debt associated with the Unified acquisition of $285 and borrowed $315 on the Secured Term Loan Facility to acquire Unified and repay the Unified debt.

Impact of Inflation and Deflation
Supervalu monitors product cost inflation and deflation and evaluates whether to absorb cost increases or decreases, or pass on pricing changes. Supervalu has experienced a mix of inflation and deflation across product categories within its business segments during the second quarter of fiscal 2018.
In aggregate across all of Supervalu’s businesses and taking into account the mix of products, management estimates Supervalu’s businesses experienced slightly positive cost inflation in the second quarter of fiscal 2018. The Wholesale and Retail business segments experienced cost inflation within the produce product category and deflation within the meat product categories. Cost inflation and deflation estimates are based on individual like items sold by Supervalu during the periods being compared.
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

RESULTS OF OPERATIONS

The following table summarizes operating data Supervalu believes is important to its business:

	Second Quarter Ended		Year-To-Date Ended
Results of Operations	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Net sales	$3,800	$2,805	$7,804	$6,570
Cost of sales	3,372	2,409	6,825	5,625
Gross profit	428	396	979	945
Selling and administrative expenses	435	338	919	798
Operating (loss) earnings	(7)	58	60	147
Interest expense, net	31	41	74	101
Equity in earnings of unconsolidated affiliates	—	(1)	(2)	(2)
(Loss) earnings from continuing operations before income taxes	(38)	18	(12)	48
Income tax (benefit) provision	(13)	6	1	16
Net (loss) earnings from continuing operations	(25)	12	(13)	32
Income from discontinued operations, net of tax	—	20	—	47
Net (loss) earnings including noncontrolling interests	(25)	32	(13)	79
Less net earnings attributable to noncontrolling interests	—	(1)	(1)	(2)
Net (loss) earnings attributable to SUPERVALU INC.	$(25)	$31	$(14)	$77
Diluted continuing operations net (loss) earnings per share attributable to SUPERVALU INC.	$(0.65)	$0.29	$(0.35)	$0.79
Weighted average shares outstanding—diluted	38	38	38	38
Other Statistics of Continuing Operations
Depreciation and amortization	$52	$47	$112	$111
Capital expenditures(1)	$33	$32	$118	$74
Adjusted EBITDA(2)	$111	$100	$254	$252
Financial Position of Continuing Operations
Working capital(3)			$565	$307
Total assets			$4,395	$3,339
Total debt and capital lease obligations			$1,809	$2,376
Stores Supplied and Operated:
Wholesale primary stores(4)			3,120	1,815
Retail stores			217	197
Subtotal			3,337	2,012
Wholesale secondary stores(4)			2,133	231
Total number of stores			5,470	2,243

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude cash payments for business acquisitions.

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

(3)
Working capital of continuing operations is calculated using the first-in, first-out method for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $218 and $217 as of September 9, 2017 and September 10, 2016, respectively.

(4)
Wholesale primary stores is defined as a customer location that has received over a certain dollar threshold of Wholesale product for each of the last three fiscal periods in a given quarter and purchases two or more product groups.

(5)
Wholesale secondary stores is defined as a customer location that has received over a certain dollar threshold of Wholesale product for each of the last three fiscal periods in a given quarter but fails to meet the criteria to be a primary store. The acquisition of Unified increased the secondary store count substantially because of their smaller Wholesale customer store size and their distribution of one product group to customer stores.

Second Quarter of Fiscal 2018 and Fiscal 2018 Year-to-Date
The following discussion summarizes operating results for the second quarter of fiscal 2018 and fiscal 2018 year-to-date compared to comparative fiscal 2017 periods:
Net Sales
The following table outlines the composition of and variances in Net sales:

	Second Quarter Ended			Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	Variance	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)	Variance
Wholesale	$2,738	$1,731	$1,007	$5,294	$4,006	$1,288
Retail	1,022	1,033	(11)	2,415	2,464	(49)
Corporate	40	41	(1)	95	100	(5)
Total Net sales	$3,800	$2,805	$995	$7,804	$6,570	$1,234
Second Quarter Variances
Wholesale’s Net sales increased primarily due to $791 of sales from the acquired Unified business, $247 of increased sales to new customers and $19 of increased sales to new stores operated by existing customers, offset in part by $29 of lower sales due to lost Wholesale customers that are no longer supplied by Supervalu and $13 of lower military sales. Supervalu anticipates new customer sales to continue to more than offset the existing lost business in fiscal 2018.
Retail’s Net sales decreased primarily due to $35 of lower sales from negative identical store sales primarily driven by lower customer counts and $17 of lower sales from closed stores, offset in part by a sales increase of $37 from acquired stores and $5 from new stores.
Corporate’s Net sales decreased primarily due to $9 of lower fees under transition services agreements from a lower number of stores and distribution centers serviced, offset in part by $7 of higher sales from the professional services agreement with Save-A-Lot that began in December 2016.
Revenues generated from the TSA are anticipated to contribute to lower Corporate Net sales and operating earnings in fiscal 2018. In fiscal 2018, Supervalu expects TSA revenue to decrease by approximately $40, which will be partially offset by increases in revenue from the professional services agreement with Save-A-Lot.
Year-To-Date Variances
Wholesale’s Net sales increased primarily due to $791 of sales from the acquired Unified business, $551 of increased sales to new customers, $49 of increased sales to new stores operated by existing customers and $8 of higher other revenue, offset in part by $76 of lower sales due to lost Wholesale customers that are no longer supplied by Supervalu and $30 of lower military sales.
Retail’s Net sales decreased primarily due to $102 of lower sales from negative identical store sales primarily driven by lower customer counts and $46 of lower sales from closed stores, offset in part by a sales increase of $89 from acquired stores and $12 from new stores.
Corporate’s Net sales decreased primarily due to $21 of lower fees under transition services agreements from a lower number of stores and distribution centers serviced, offset in part by $16 of higher sales from the professional services agreement with Save-A-Lot that began in December 2016.

Retail Identical Store Sales Variances
The following table summarizes identical store sales variances in percentages for Supervalu's Retail segment for the second quarter of fiscal 2018 and fiscal 2018 year-to-date:

	September 9, 2017 (12 weeks)	September 9, 2017 (28 weeks)
Identical store sales percent variance(1)	(3.5)%	(4.3)%
Average basket percent variance(2)	0.2%	0.1%
Customer count percent variance(3)	(3.7)%	(4.4)%

(1)	Retail identical store sales are defined as Net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

(2)
Average basket is defined as the average purchases by customers per transaction within Retail stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

(3)
Customer count is defined as the number of transactions by customers within Retail stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

Gross Profit
The following table outlines the composition of and variances in Gross profit:

	Second Quarter Ended			Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	Variance	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)	Variance
Wholesale	$118	$79	$39	$241	$188	$53
% of Wholesale sales	4.3%	4.6%	(0.3)%	4.5%	4.7%	(0.2)%
Retail	270	275	(5)	643	656	(13)
% of Retail sales	26.5%	26.6%	(0.1)%	26.6%	26.6%	—%
Corporate	40	42	(2)	95	101	(6)
Total Gross profit	$428	$396	$32	$979	$945	$34
% of total Net sales	11.3%	14.1%	(2.8)%	12.5%	14.4%	(1.9)%
Second Quarter Variances
Wholesale’s gross profit increased primarily due to higher gross margin from increased net sales of $29 and gross profit attributable to the acquired Unified business of $23, offset in part by increased trucking costs of $9 driven by higher sales volumes and $4 of higher employee-related costs driven by higher sales volumes. The acquired Unified business contributed a 60 basis point decrease in Wholesale gross profit as a percent of Wholesale sales.
Retail’s gross profit decreased primarily due to $9 of lower gross margins from higher promotional activities and net decreased sales.
Corporate’s gross profit decreased primarily due to a lower number of stores and distribution centers serviced under the TSA, net of fees earned under the professional services agreement with Save-A-Lot, discussed in the Net sales variances above. The shared service center costs incurred to support back-office functions related to the services agreements represent administrative overhead and are recorded in Selling and administrative expenses.
Total Gross profit as a percent of total Net sales decreased due to the overall Wholesale sales mix and the contribution of Unified to the gross profit rate.
Year-To-Date Variances
Wholesale’s gross profit increased primarily due to higher gross margin from increased net sales of $67 and gross profit attributable to the acquired Unified business of $23, offset in part by increased trucking costs of $23 driven by higher sales volumes and $14 of higher employee-related costs driven by higher sales volumes. The acquired Unified business contributed a 30 basis point decrease in Wholesale gross profit as a percent of Wholesale sales.
Retail’s gross profit decreased primarily due to $15 of lower gross margin from net decreased sales.

Corporate’s gross profit decreased primarily due to a lower number of stores and distribution centers serviced under the TSA, net of fees earned under the professional services agreement with Save-A-Lot, discussed in the Net sales variances above. The shared service center costs incurred to support back-office functions related to the services agreements represent administrative overhead and are recorded in Selling and administrative expenses.
Total Gross profit as a percent of total Net sales decreased due to the overall Wholesale sales mix and the contribution of Unified to the gross profit rate.
Selling and Administrative Expenses
Second Quarter Variances
Selling and administrative expenses for the second quarter of fiscal 2018 were $435 or 11.4 percent of Net sales, compared with $338 or 12.0 percent of Net sales last year, an increase of $97 or 28.7 percent. Selling and administrative expenses for the second quarter of fiscal 2018 included net charges and costs of $65, comprised of an asset impairment charge of $42, and merger and integration costs of $23. Selling and administrative expenses for the second quarter of fiscal 2017 included a fee received from supply agreement termination of $9, offset in part by store closure charges and costs of $3. When adjusted for these items, the remaining increase of $26 in Selling and administrative expenses is primarily due to $29 of higher employee-related costs driven by the acquired Unified business, acquired Retail stores and Corporate incentive compensation and $3 of higher occupancy costs, offset in part by $7 of lower pension expense.
Year-To-Date Variances
Selling and administrative expenses for fiscal 2018 year-to-date were $919 or 11.8 percent of Net sales, compared with $798 or 12.2 percent of Net sales last year, an increase of $121 or 15.2 percent. Selling and administrative expenses for fiscal 2018 year-to-date included net charges and costs of $78, comprised of an asset impairment charge of $42, merger and integration costs of $27, a legal reserve charge of $9 and severance costs of $3, offset in part by a gain on sale of property of $2 and a gain from a store closure of $1. Selling and administrative expenses for fiscal 2017 year-to-date included a fee received from a supply agreement termination of $9, a sales and use tax refund of $2 and a severance benefit of $1, offset in part by store closure charges and costs of $3. When adjusted for these items, the remaining increase of $34 in Selling and administrative expenses is primarily due to $48 of higher employee-related costs driven by the acquired Unified business, acquired Retail stores and Corporate incentive compensation, $6 of higher Wholesale bad debt expense and $6 of higher occupancy costs, offset in part by $16 of lower pension expense and $7 of lower depreciation expense.
Operating (Loss) Earnings
The following table outlines the composition of and variances in Operating (loss) earnings:

	Second Quarter Ended			Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	Variance	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)	Variance
Wholesale	$61	$58	$3	$123	$122	$1
% of Wholesale sales	2.2%	3.3%	(1.1)%	2.3%	3.0%	(0.7)%
Retail	(58)	(12)	(46)	(62)	(4)	(58)
% of Retail sales	(5.6)%	(1.2)%	(4.4)%	(2.6)%	(0.2)%	(2.4)%
Corporate	(10)	12	(22)	(1)	29	(30)
Total Operating (loss) earnings	$(7)	$58	$(65)	$60	$147	$(87)
% of total Net sales	(0.2)%	2.1%	(2.3)%	0.8%	2.2%	(1.4)%
Second Quarter Variances
Wholesale operating earnings for the second quarter of fiscal 2017 included a supply agreement termination fee of $9. When adjusted for this item, the remaining $12 increase in Wholesale operating earnings is primarily due to $29 of higher gross margin from increased net sales and $23 of higher gross profit attributable to the acquired Unified business, offset in part by a $16 increase in employee-related costs primarily due to the acquired Unified operations and $12 of higher other administrative expenses, including occupancy costs, depreciation expense and contracted services, primarily due to the acquired Unified operations, $9 of increased trucking costs driven by higher sales volumes and $4 of higher employee-related costs driven by higher sales volumes.

Retail operating loss for the second quarter of fiscal 2018 included an asset impairment charge of $42. Retail operating loss for the second quarter of fiscal 2017 included store closure charges and costs of $4. When adjusted for these items, the remaining $8 decrease in Retail operating earnings is primarily due to $9 of lower gross margins from higher promotional activities and net decreased sales, and $4 of higher employee-related costs, offset in part by $4 of lower depreciation expense.
Corporate operating loss for the second quarter of fiscal 2018 included $23 of merger and integrations costs. When adjusted for this item, the remaining $1 increase in Corporate operating earnings is primarily due to $7 of lower pension expense, offset by $8 of higher employee-related costs. In fiscal 2018, the expected $40 decrease in TSA revenue from Albertson’s LLC and NAI is expected to negatively impact Corporate operating earnings in an amount equal to approximately three-quarters of the lost revenue.
Year-To-Date Variances
Wholesale operating earnings for fiscal 2018 year-to-date included a legal reserve charge of $9. Wholesale operating earnings for fiscal 2017 year-to-date included a supply agreement termination fee of $9. When adjusted for these items, the remaining $19 increase in Wholesale operating earnings is primarily due to $67 of higher gross margin from increased net sales attributable to non-Unified related business and $23 of gross profit attributable to the acquired Unified business, offset in part by $23 of increased trucking costs driven by higher sales volumes, a $20 increase in employee-related costs primarily due to the acquired Unified business, $14 of higher employee-related costs driven by higher sales volumes, $10 of higher other administrative expenses, including occupancy costs, depreciation and contracted services, primarily due to the acquired Unified operations and $6 of higher bad debt expense.
Retail operating loss for fiscal 2018 year-to-date included an asset impairment charge of $42 and severance costs of $1, offset in part by a gain from a store closure of $1. Retail operating losses for fiscal 2017 year-to-date included store closure charges and costs of $4. When adjusted for these items, the remaining $20 decrease in Retail operating earnings is primarily due to $15 of lower gross margin from net decreased sales, $9 of higher employee-related costs and $4 of lower gross margins including vendor funds, offset in part by $10 of lower depreciation expense.
Corporate operating loss for fiscal 2018 year-to-date included net costs of $27, comprised of merger and integrations costs of $27 and severance costs of $2, offset in part by a gain on sale of property of $2. Corporate operating earnings for fiscal 2017 year-to-date included a sales and use tax refund of $2 and a severance benefit of $1. When adjusted for these items, Corporate operating earnings were flat to last year and included $16 of higher employee-related costs, driven by incentive compensation, and $5 of net lower fees earned under services agreements, offset in part by $16 of lower pension expense and $5 of lower contracted services costs.
Interest Expense, Net

	Second Quarter Ended		Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Interest expense on long-term debt, net of capitalized interest	$23	$32	$50	$72
Interest expense on capital lease obligations	5	4	11	10
Amortization of financing costs and discount	1	3	4	7
Other	3	2	6	6
Unamortized financing charges	—	—	3	5
Debt refinancing costs	—	—	2	2
Interest income	(1)	—	(2)	(1)
Interest expense, net	$31	$41	$74	$101
Interest expense, net decreased $10 in the second quarter of fiscal 2018 compared to last year primarily due to lower average outstanding borrowings under the Secured Term Loan Facility as a result of the $832 required prepayments related to the sale of Save-A-Lot in the fourth quarter of fiscal 2017 and the $99 excess cash flow payment made in the first quarter of fiscal 2017, offset in part by additional interest expense associated with the $315 of additional borrowings under the Secured Term Loan Facility to finance the acquisition of Unified.
Interest expense, net for fiscal 2018 year-to-date included costs and charges of $5 related to the refinancing of the Secured Term Loan Facility, comprised of unamortized financing charges of $3 and debt refinancing costs of $2. Interest expense, net for fiscal 2017 year-to-date included costs and charges of $7 related to the amendment and prepayments of the Secured Term Loan

Facility, comprised of unamortized financing charges of $5 and debt refinancing costs of $2. When adjusted for these items, Interest expense, net decreased $25 primarily due to lower average outstanding borrowings under the Secured Term Loan Facility as a result of the $832 required prepayments related to the sale of Save-A-Lot in the fourth quarter of fiscal 2017 and the $99 excess cash flow payment made in the first quarter of fiscal 2017, offset in part by additional interest expense associated with the $315 of additional borrowings under the Secured Term Loan Facility to finance the acquisition of Unified.
Income Tax (Benefit) Provision
Income tax benefit for the second quarter of fiscal 2018 was $13, or 32.6 percent of loss from continuing operations before income taxes, compared with an income tax expense of $6, or 33.2 percent of earnings from continuing operations before income taxes last year. The change in income tax expense is primarily due to the decrease in earnings from continuing operations before taxes.
Income tax provision for fiscal 2018 year-to-date was $1, or (10.4) percent of loss from continuing operations before income taxes, compared with an income tax expense of $16, or 33.5 percent of earnings from continuing operations before income taxes last year.  The change in income tax expense is primarily due to the decrease in earnings from continuing operations before taxes. The change in the effective tax rate is primarily due to $6, or (51.1) percent of loss from continuing operations before income taxes, of excess tax expense related to stock-based compensation activity as a result of adopting ASU 2016-09. ASU 2016-09 was adopted in the first quarter of fiscal 2018 and applies prospectively to the Condensed Consolidated Statements of Operations. Upon the exercise or cancellation of a stock option or the lapse of restrictions on other stock-based awards, the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes is now recorded as a discrete item in Income tax (benefit) provision in the quarter these activities occur. These items were historically recorded in Additional paid-in capital.
Net (Loss) Earnings from Continuing Operations
Second Quarter Variances
Net loss from continuing operations for the second quarter of fiscal 2018 was $25, compared with net earnings from continuing operations of $12 last year. Net loss from continuing operations for the second quarter of fiscal 2018 included after-tax net charges and costs of $43, comprised of an asset impairment charge of $27, and merger and integration costs of $16. Net earnings from continuing operations for the second quarter of fiscal 2017 included a fee received from a supply agreement termination of $6, offset in part by store closure costs of $3. When adjusted for these items, the remaining $9 after-tax increase in net earnings from continuing operations is due to the variances discussed in the Operating (Loss) Earnings, Interest Expense, Net and Income Tax (Benefit) Provision sections above.
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
Year-To-Date Variances
Net loss from continuing operations for fiscal 2018 year-to-date was $13, compared with net earnings from continuing operations of $32 last year. Net loss from continuing operations for fiscal 2018 year-to-date included after-tax net costs and charges of $55, comprised of an asset impairment charge of $27, merger and integration costs of $19, a legal reserve charge of $6, unamortized debt financing charges of $2, debt refinancing costs of $1 and severance costs of $1, offset in part by a gain on sale of property of $1. Net earnings from continuing operations for fiscal 2017 year-to-date included a fee received from a supply agreement termination of $6, a sales and use tax refund of $1 and a severance benefit of $1, offset in part by unamortized financing charges of $3, store closure costs of $3 and debt refinancing costs of $1. When adjusted for these items, the remaining $11 after-tax increase in net earnings from continuing operations is due to the variances discussed in the Operating (Loss) Earnings, Interest Expense, Net and Income Tax (Benefit) Provision sections above.

In recasting the results for the selected quarterly financial data disclosure in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017, Supervalu supplementally disclosed a previously unreported quarterly measure of net earnings from continuing operations within the Unaudited Quarterly Financial Information. This disclosure contained an inadvertent presentation error for the first and second quarters of fiscal 2017. For the first quarter of fiscal 2017, tax expense of $17 was not allocated from continuing operations to discontinued operations, resulting in an understatement of Net earnings from continuing operations of $17 (such that Net earnings from continuing operations should have been $20 instead of $3 for the first quarter of fiscal 2017). The error had an offsetting impact to the second quarter of fiscal 2017, resulting in an overstatement of Net earnings from continuing operations of $17 in that quarter (such that Net earnings from continuing operations should have been $12 instead of $29 for the second quarter of fiscal 2017). There was no impact to total Net earnings attributable to SUPERVALU INC. within the Unaudited Quarterly Financial Information and no impact to any amounts previously reported on Quarterly Reports on Form 10-Q. There was no impact to any annual amounts previously presented. Supervalu has corrected for the presentation error in the amounts included within the Condensed Consolidated Statements of Operations for the first and second quarters of fiscal 2017.

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
Limitations of Use
Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to Supervalu’s GAAP financial measures reflected below exclude items that may be considered recurring in nature and may be reflected in Supervalu’s financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. The non-GAAP financial measures below should only be considered as an additional supplement to Supervalu’s financial results reported in accordance with GAAP and should be reviewed in conjunction with Supervalu’s results reported in accordance with GAAP in this Quarterly Report on Form 10-Q and in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017.
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

The following table reconciles Adjusted EBITDA to Net (loss) earnings from continuing operations:

	Second Quarter Ended		Year-To-Date Ended
	September 9, 2017 (12 weeks)	September 10, 2016 (12 weeks)	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)
Net (loss) earnings from continuing operations	$(25)	$12	$(13)	$32
Less net earnings attributable to noncontrolling interests	—	(1)	(1)	(2)
Income tax (benefit) provision	(13)	6	1	16
Interest expense, net	31	41	74	101
Depreciation and amortization	52	47	112	111
LIFO charge	1	—	3	2
Asset impairment charge(1)	42	—	42	—
Merger and integration costs(2)	23	—	27	—
Legal reserve charge(3)	—	—	9	—
Severance costs (benefit)(4)	—	—	3	(1)
Gain on store closure(5)	—	—	(1)	—
Gain on sale of property(6)	—	—	(2)	—
Supply agreement termination fees(7)	—	(9)	—	(9)
Store closure costs(8)	—	4	—	4
Sales and use tax refunds(9)	—	—	—	(2)
Adjusted EBITDA	$111	$100	$254	$252

(1)	Asset impairment charge reflects a non-cash write-down of a Retail geographic market asset group.

(2)
Merger and integration costs primarily reflect employee severance and transition costs related to the acquisition and integration of Unified. Supervalu expects to incur $29 to $39 of merger and integration costs related to Unified in fiscal 2018.

(3)	Legal reserve charge reflects a settlement for certain legal proceedings.

(4)	Severance costs primarily reflect termination costs for employees who are not part of Supervalu's on-going business.

(5)	Gain on store closure is from the sale of pharmacy prescription files related to a store closure.

(6)	Gain on sale of property reflects a surplus property sale for a store that was previously impaired and adjusted as a store closure charge.

(7)	Supply agreement termination fees reflect cash gains related to the termination of supply agreements.

(8)	Store closure costs include impairment, severance and related costs due to store closures.

(9)	Sales and use tax refunds reflect refunds received related to prior years.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility increased $42 to $790 as of September 9, 2017 from $748 as of February 25, 2017.

•
In fiscal 2018 year-to-date, Supervalu completed the refinancing of the Secured Term Loan Facility due March of 2019, which among other changes, reduced the interest rate by 1.00 percent for LIBOR based loans and extended the maturity to June 2024, subject to certain acceleration provisions.

•	Cash and cash equivalents decreased $123 to $209 as of September 9, 2017 from $332 as of February 25, 2017.

•
Total debt increased $345 to $1,608 as of September 9, 2017 from $1,263 as of February 25, 2017, net of unamortized debt financing costs and original issue discount, primarily related to the additional borrowings under the Secured Term Loan Facility to finance the Unified acquisition.

•	Scheduled debt maturities of $4 and no required prepayments are due in the remainder of fiscal 2018.

•	Payments to reduce capital lease obligations are expected to be $16 for the remainder of fiscal 2018 and approximately $29 in fiscal 2019.

•
Working capital of continuing operations increased $37 to $565 as of September 9, 2017 from $528 as of February 25, 2017, excluding the impacts of the LIFO reserve, primarily due to the addition of receivables and inventories from the acquisition of Unified, offset in part by an increase in payables related to Unified and a reduction in the cash balance that was utilized in the acquisition of Unified.

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
Cash Flow Information
The following summarizes Supervalu’s Condensed Consolidated Statements of Cash Flows:

	Year-To-Date Ended
	September 9, 2017 (28 weeks)	September 10, 2016 (28 weeks)	Variance
Cash flow activities
Net cash provided by operating activities – continuing operations	$116	$208	$(92)
Net cash used in investing activities – continuing operations	(216)	(69)	(147)
Net cash provided by (used in) financing activities – continuing operations	30	(165)	195
Net cash (used in) provided by discontinued operations	(53)	26	(79)
Net (decrease) increase in cash and cash equivalents	(123)	—	(123)
Cash and cash equivalents at beginning of period	332	57	275
Cash and cash equivalents at the end of period	$209	$57	$152
The decrease in net cash provided by operating activities from continuing operations in fiscal 2018 year-to-date compared to last year is primarily due to cash utilized for net working capital and other assets and liabilities to support higher Wholesale sales volumes and lower cash generated from earnings.
The increase in net cash used in investing activities in fiscal 2018 year-to-date compared to last year is primarily due to cash paid this year to acquire Unified and a distribution center in Harrisburg, Pennsylvania.

The increase in net cash provided by financing activities in fiscal 2018 year-to-date compared to last year is primarily due to debt repayments of $99 made in the first quarter of fiscal 2017 that were not required in the first quarter of fiscal 2018 and new debt in the first quarter of fiscal 2018 in the form of a mortgage to finance the Harrisburg, Pennsylvania distribution center acquisition and lower net repayments of borrowings under the Revolving ABL Credit Facility in fiscal 2018 year-to-date. In addition, in fiscal 2018 year-to-date, Supervalu borrowed $315 under the Secured Term Loan Facility to finance the acquisition of Unified and to acquire and repay the Unified debt.
The increase in net cash used in discontinued operations in fiscal 2018 year-to-date compared to last year is primarily due to the taxes paid in the first quarter of fiscal 2018 related to the sale of Save-A-Lot.
Credit Facilities and Debt Agreements
Total debt and capital lease obligations, net of unamortized debt financing costs and original issue discount, increased $334 to $1,809 as of September 9, 2017 from $1,475 as of February 25, 2017. The increase in total debt and capital lease obligations is primarily due to the $315 of additional borrowings under the Secured Term Loan Facility to finance the acquisition of Unified and a new mortgage payable related to the acquisition of the Harrisburg, Pennsylvania distribution center, offset in part by capital lease payments of $13.
Refer to Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of Supervalu's credit facilities and certain long-term debt agreements and additional information.
Capital Expenditures
Capital expenditures in fiscal 2018 year-to-date were $118, including capital lease additions but excluding cash paid for business acquisitions, and primarily consisted of investments in a new distribution center, Retail store remodels and technology improvements. In addition, Supervalu paid $114 to acquire the equity interests of Unified in fiscal 2018 year-to-date.
Capital expenditures for fiscal 2018 are estimated to be approximately $310 to $335, including capital expenditures attributable to the acquired Unified business, and primarily relate to an acquisition of a distribution center and related improvements, investments in existing distribution centers, Retail store remodels and information technology investments.
Supervalu defines capital expenditures as cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and excludes payments for business acquisitions and capitalized property, plant and equipment obligations for which cash payment has not been made and obligations exist within Accounts payable.
Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $1 and $2 in fiscal 2018 and 2017 year-to-date, respectively.
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

CRITICAL ACCOUNTING POLICIES
Except as described below, there were no material changes in Supervalu’s critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017.

Business Combinations
Supervalu accounts for acquired businesses using the purchase method of accounting, which requires that the acquired assets and assumed liabilities be recorded at their estimated fair values. Goodwill recognized from the valuation of the acquired businesses represents the excess of the consideration transferred over the estimated fair values of the net assets recorded. In determining the estimated fair value of acquired intangible assets, Supervalu typically utilizes the income approach, which discounts the projected future cash flows using an appropriate discount rate that reflects the risks associated the projected cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions. Other significant judgments include the estimated fair value of real and personal property that utilizes significant inputs such as rental rates and discount rates to determine the fair value of the acquired assets, and the market approach that utilizes significant inputs such as market rental rates and sales comparisons. Fair value estimates are based on available historical information, future expectations and assumptions determined to be reasonable by Supervalu but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets and other factors.

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
Multiemployer Pension Plans
Supervalu contributes to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During fiscal 2018 and 2017 year-to-date, Supervalu contributed $21 and $21, respectively, to these multiemployer pension plans. There have been no material changes in Supervalu's multiemployer pension plan arrangements since the end of fiscal 2017. Refer to Item 7 of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 for information regarding these arrangements.
As part of the acquisition of Unified, Supervalu assumed the off-balance sheet multiemployer pension plan obligations of Unified. In Unified's 52-week fiscal year ended October 1, 2016, Unified contributed $15 to its multiemployer pension plans, comprised primarily of contributions to the Western Conference of Teamsters Pension Trust, which has a green zone status under the Pension Protection Act.
Contractual Obligations
As a result of the Unified acquisition, Supervalu’s contractual obligations increased. The contractual obligations in the table below reflect continuing operations contractual obligations as of September 9, 2017 after giving effect to the acquisition of Unified:

	Payments Due Per Period
	Total	Remaining Fiscal 2018	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$1,624	$5	$11	$23	$794	$791
Interest on long-term debt(4)	540	46	98	194	150	52
Operating leases(5)	366	28	69	110	60	99
Capital leases(6)	268	17	40	73	57	81
Purchase obligations(7)	424	166	94	122	42	—
Self-insurance obligations(8)	72	13	16	19	9	15
Total contractual obligations	$3,294	$275	$328	$541	$1,112	$1,038

(1)
Because the timing of future payments beyond fiscal 2018 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude Supervalu’s discretionary funding of its pension and required funding of its postretirement benefit obligations, which totaled $62 for fiscal 2017 and $1 for fiscal 2018 year-to-date, and multiemployer pension plan contributions, which totaled $43 for fiscal 2017 and $21 for fiscal 2018 year-to-date. Pension and postretirement benefit obligations were $403 as of September 9, 2017, which includes $105 of pension and postretirement benefit obligations from Unified. Supervalu expects to contribute $5 to $10 to pension and postretirement benefit plans during fiscal 2018, but is not required to make minimum pension contributions.

(2)
Unrecognized tax benefits, which totaled $59 as of September 9, 2017, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per fiscal period for 2018 through thereafter exclude any Excess Cash Flow prepayments, which may be required under the provisions of the Secured Term Loan Facility because the amount of such future prepayment amounts, if any, are not reasonably estimable as of September 9, 2017.

(4)
Amounts include contractual interest payments using the interest rate as of September 9, 2017 applicable to Supervalu’s variable interest debt instruments (including variable interest rates under the Secured Term Loan Facility that have been swapped to fixed interest rates) and stated fixed rates for all other debt instruments.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which Supervalu is also obligated, offset by minimum subtenant rentals of $82, $6, $17, $26, $15 and $18, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which Supervalu is also obligated, offset by minimum subtenant rentals of $21, $1, $4, $6, $5 and $5, respectively.

(7)
Supervalu’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of September 9, 2017, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, Supervalu enters into supply contracts to purchase product for resale to Wholesale customers and to consumers, which are typically of a short-term nature with limited or no purchase commitments. The majority of Supervalu’s supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

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
Certain factors could cause Supervalu’s future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 under the heading “Risk Factors,” the factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

ITEM 4. CONTROLS AND PROCEDURES
Management of Supervalu, including the Chief Executive Officer and the Interim Chief Financial Officer, have evaluated the effectiveness of Supervalu’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 9, 2017. Based on this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that Supervalu’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Supervalu in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to Supervalu’s management, including Supervalu’s Chief Executive Officer and Interim Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There has been no change to Supervalu’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, Supervalu’s internal control over financial reporting.
On June 23, 2017, Supervalu completed its acquisition of Unified. Management continues to evaluate the internal controls and procedures of Unified.  Management plans to integrate Unified’s internal control over financial reporting with Supervalu’s internal control over financial reporting. This integration may lead to changes in the internal control over financial reporting for Supervalu in future fiscal periods.

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

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. There were no material changes in risk factors for Supervalu in the period covered by this report other than the risks described below.
Supervalu may engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses or disposing divested businesses and may not realize the anticipated benefits of these acquisitions and divestitures.
Supervalu has engaged in, and expects to continue to pursue, strategic transactions. Acquisitions and dispositions present significant challenges and risks relating to the integration of acquired businesses and the separation of disposed businesses. The risks include Supervalu’s due diligence reviews may not identify all of the material issues, Supervalu may incur unanticipated costs or expenses, and Supervalu may not be able to integrate acquisitions with its operations or separate divested businesses and related obligations from its operations as planned. Supervalu may also not realize the degree or timing of benefits or synergies it anticipates when it first enters into a transaction. There can be no assurances that Supervalu will manage acquisitions and dispositions successfully, that strategic opportunities will be available to Supervalu on acceptable terms or at all, or that Supervalu will be able to consummate desired transactions. Any of the foregoing could materially adversely affect Supervalu’s competitive position, financial condition, results of operations or cash flows.
On June 23, 2017, Supervalu acquired Unified Grocers, Inc., a West Coast focused wholesale grocery and specialty distributor. On October 17, 2017, Supervalu entered into a definitive merger agreement to acquire Associated Grocers of Florida, Inc. (“AG Florida”), a retailer-owned cooperative that distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia. The transaction is valued at approximately $180. There are no purchase price adjustments for any changes in AG Florida’s net debt between signing and closing. The process of integrating Unified and consummating the proposed acquisition of AG Florida may be disruptive to Supervalu’s business operations and may distract Supervalu’s management team from their day-to-day responsibilities. The acquisition of AG Florida is subject to customary closing conditions, which may not be obtained or satisfied, and as a result and due to other factors outside Supervalu’s control, the acquisition may not be completed on the current terms or on the timing currently contemplated, or at all.
There can also be no assurance that Supervalu will be able to successfully integrate Unified and AG Florida to achieve the operational efficiencies, including synergistic and other benefits of the acquisitions, or effectively retain key employees and maintain and grow customer relationships. Any of these risks or uncertainties, including the inability to complete the proposed AG Florida acquisition in the time period and on the terms contemplated, could adversely affect Supervalu’s business, financial condition, results of operations or cash flows.
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
Pharmacy: Supervalu is required to meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, record keeping and distribution of controlled substances. During the past several years, the United States health care industry has been subject to an increase in governmental regulation and audits at both the federal and state levels. For example, see Note 15-Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Legal Proceedings” for a discussion of the administrative subpoena issued to Supervalu by the DEA requesting, among other things, information on Supervalu’s pharmacy policies and procedures generally as well as the production of documents that are required to be kept and maintained by Supervalu pursuant to the Controlled Substances Act and its implementing regulations. Additionally, the Patient Protection and Affordable Care Act made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for multi-source (i.e., generic) drugs. This change will affect Supervalu’s reimbursement. In addition, the Patient Protection and Affordable Care Act made other changes that affect the coverage and plan designs that are or will be provided by many of Supervalu’s health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees. These Patient Protection and Affordable Care Act changes may not affect Supervalu’s business directly, but they could indirectly impact Supervalu’s services and/or business practices.
Wage Rates and Paid Leave: Changes in federal or state minimum wage and overtime laws or employee paid leave laws could cause Supervalu to incur additional wage costs, which could adversely affect Supervalu’s operating margins.
Foreign Operations: Supervalu’s supplier base includes domestic and foreign suppliers. In addition, Supervalu has customers located outside the United States and the proposed acquisition of AG Florida would expand Supervalu’s Wholesale business to additional customers beyond the U.S. Accordingly, political or financial instability in these foreign countries, changes in U.S. and foreign relationships, laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations could adversely impact Supervalu’s financial condition and results of operations. In addition, Supervalu is required to comply with laws and regulations governing export controls, and ethical, anti-bribery and similar business practices such as the Foreign Correct Practices Act. Additionally, foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our foreign operations, and could adversely affect our financial condition and results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
June 18, 2017 to July 15, 2017	—	$—	—	$—
Second four weeks
July 16, 2017 to August 12, 2017	595	$23.46	—	$—
Third four weeks
August 13, 2017 to September 9, 2017	—	$—	—	$—
Totals	595	$23.46	—	$—

(1)	The reported periods conform to Supervalu's fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2018 contains three 28-day periods.

(2)
These amounts include the deemed surrender by participants in Supervalu's compensatory stock plans of 595 shares of previously issued common stock. These are from the vesting of restricted stock awards and restricted stock units granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On October 17, 2017, Supervalu entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that Supervalu is providing to Albertson’s LLC and NAI. Supervalu will continue to provide transition and wind down services as previously agreed. In addition, Supervalu will provide services to Albertson’s LLC for one distribution center until at least October 2018, and NAI may notify Supervalu that it requires services for certain stores beyond September 21, 2018. The fees for these extended services, if any, will be the same per-store weekly fee (subject to a minimum fee) and the same weekly fee for the distribution center that Albertson’s LLC and NAI pay to Supervalu currently. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. Supervalu also agreed that Albertson’s would no longer provide services to Supervalu after September 21, 2019. Supervalu expects the revenue that it will receive under the TSA will be approximately $125 in fiscal 2018, $55 in fiscal 2019, and $0 in fiscal 2020.  With this revenue decline, adjusted EBITDA with respect to the TSA is expected to decline by up to $50 in fiscal 2019 and by up to another $40 in fiscal 2020.
On October 17, 2017, Supervalu, a newly formed wholly owned subsidiary of Supervalu (“AG Merger Sub”), and Associated Grocers of Florida, Inc. (“AG Florida”) entered into an Agreement and Plan of Merger (the “AG Merger Agreement”) pursuant to which Supervalu agreed to acquire AG Florida in a transaction valued at approximately $180.
On the terms and subject to the conditions set forth in the AG Merger Agreement, at the closing of the transactions contemplated thereby (the “AG Closing”), AG Merger Sub will merge with and into AG Florida (the “AG Merger”) with AG Florida surviving the AG Merger as a wholly owned subsidiary of Supervalu, and the shares of AG Florida will be converted into the right to receive cash consideration from Supervalu at the AG Closing.
As further provided in the AG Merger Agreement, the consummation of the transactions contemplated by the AG Merger Agreement is subject to certain closing conditions, including (i) approval of the AG Merger by the shareholders of AG Florida, (ii) any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated, (iii) the absence of any action or order by any governmental entity that restrains, conditions, challenges the legality or validity of, or otherwise prohibits the AG Merger, (iv) the accuracy of the representations and warranties of the parties (generally subject to a material adverse effect standard), (v) material compliance by the parties with their respective obligations under the AG Merger Agreement, (vi) no material adverse effect having occurred with respect to the

AG Florida business after entry into the AG Merger Agreement and no Supervalu bankruptcy, and (vii) other customary closing conditions. The transaction is currently expected to be completed by the end of calendar year 2017.
Under the terms of the AG Merger Agreement, Supervalu will be entitled to receive a termination fee of $7, plus reimbursement of up to $500 thousand in costs and expenses, in the event that the AG Merger Agreement is terminated under certain circumstances, including as a result of a change in the recommendation of the board of directors of AG Florida. In addition, a reverse termination fee of $9 may be payable by Supervalu to AG Florida upon termination of the AG Merger Agreement under certain circumstances, including if Supervalu is unable to obtain antitrust approval before June 14, 2018.
The AG Merger Agreement contains customary representations and warranties that are the product of negotiations among the parties thereto and that the parties made to, and solely for the benefit of, each other as of specified dates. The assertions embodied in those representations and warranties are subject to qualifications and limitations agreed to by the respective parties and are also qualified in important part by confidential disclosure schedules delivered in connection with the AG Merger Agreement. The representations and warranties may have been made for the purpose of allocating contractual risk between the parties to the AG Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Supervalu, AG Florida, any of their respective subsidiaries or affiliates or the AG Florida business. The AG Merger Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about Supervalu, AG Florida, any of their respective subsidiaries or affiliates or the AG Florida business.
Supervalu expects to obtain “representation and warranty” insurance from certain insurers, which will provide coverage for certain breaches and warranties of AG Florida contained in the AG Merger Agreement, subject to deductibles, exclusions, policy limits, and certain other terms and conditions.
In connection with entry into the AG Merger Agreement, Supervalu entered into voting agreements with each shareholder of AG Florida that has a representative on the board of directors of AG Florida. The voting agreements require such shareholders to vote shares over which they have voting control in favor of the approval of the AG Merger and the AG Merger Agreement. Additionally, as part of the pending acquisition, Supervalu reached a long-term supply agreement with AG Florida’s largest customer that will go into effect upon the closing of the acquisition.
There is no material relationship between Supervalu and AG Florida other than in respect of the AG Merger Agreement.
The foregoing description of the AG Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the AG Merger Agreement, which is filed herewith as Exhibit 2.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of October 17, 2017, by and among Associated Grocers of Florida, Inc., SUPERVALU INC. and Gator Merger Sub Inc.*

2.2
Agreement and Plan of Merger, dated as of April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and West Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on April 11, 2017).*

3.1
Certificate of Amendment to the Restated Certificate of Incorporation of SUPERVALU INC. (incorporated by reference to Exhibit 3.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 20, 2017).

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the second quarter ended September 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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

SUPERVALU INC. (Registrant)

Dated: October 18, 2017	/s/ ROB N. WOSETH
Rob N. Woseth Executive Vice President, Chief Strategy Officer, Interim Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of October 17, 2017, by and among Associated Grocers of Florida, Inc., SUPERVALU INC. and Gator Merger Sub Inc.*

2.2
Agreement and Plan of Merger, dated as of April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and West Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on April 11, 2017).*

3.1
Certificate of Amendment to the Restated Certificate of Incorporation of SUPERVALU INC. (incorporated by reference to Exhibit 3.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 20, 2017).

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the second quarter ended September 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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