Form 10-Q
period 2017-12-02
SUPERVALU INC
filed 2018-01-10
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended December 2, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of January 5, 2018, there were 38,408,594 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Third Quarter Ended		Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Net sales	$3,938	$3,003	$11,742	$9,573
Cost of sales	3,529	2,596	10,354	8,221
Gross profit	409	407	1,388	1,352
Selling and administrative expenses	370	391	1,289	1,189
Goodwill impairment charge	—	15	—	15
Operating earnings	39	1	99	148
Interest expense, net	29	40	103	141
Equity in earnings of unconsolidated affiliates	—	(1)	(2)	(3)
Earnings (loss) from continuing operations before income taxes	10	(38)	(2)	10
Income tax benefit	(8)	(27)	(7)	(11)
Net earnings (loss) from continuing operations	18	(11)	5	21
Income (loss) from discontinued operations, net of tax	8	(14)	8	33
Net earnings (loss) including noncontrolling interests	26	(25)	13	54
Less net earnings attributable to noncontrolling interests	—	(1)	(1)	(3)
Net earnings (loss) attributable to SUPERVALU INC.	$26	$(26)	$12	$51

Basic net earnings (loss) per share attributable to SUPERVALU INC.:(1)
Continuing operations	$0.47	$(0.31)	$0.12	$0.49
Discontinued operations	$0.21	$(0.39)	$0.20	$0.85
Basic net earnings (loss) per share	$0.67	$(0.69)	$0.32	$1.34
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:(1)
Continuing operations	$0.46	$(0.31)	$0.12	$0.48
Discontinued operations	$0.21	$(0.39)	$0.20	$0.84
Diluted net earnings (loss) per share	$0.67	$(0.69)	$0.31	$1.33
Weighted average number of shares outstanding:(1)
Basic	38	38	38	38
Diluted	38	38	38	38

(1)
Per share and shares outstanding figures have been restated to give effect to the 1-for-7 reverse stock split effective on August 1, 2017. Refer to Note 8—Net Earnings (Loss) Per Share for additional information regarding the reverse stock split.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Third Quarter Ended		Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Net earnings (loss) including noncontrolling interests	$26	$(25)	$13	$54
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	(1)	102	(2)	113
Recognition of interest rate swap cash flow hedge(2)	1	2	2	2
Total other comprehensive income	—	104	—	115
Comprehensive income including noncontrolling interests	26	79	13	169
Less comprehensive income attributable to noncontrolling interests	—	(1)	(1)	(3)
Comprehensive income attributable to SUPERVALU INC.	$26	$78	$12	$166

(1)	Amounts are net of tax expense (benefit) of $0, $49, $(1) and $55 for the third quarters of fiscal 2018 and 2017, and for fiscal 2018 and 2017 year-to-date, respectively.

(2)	Amounts are net of tax expense of $0, $1, $1 and $1 for the third quarters of fiscal 2018 and 2017, and for fiscal 2018 and 2017 year-to-date, respectively.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value data)

	December 2, 2017	February 25, 2017
ASSETS
Current assets
Cash and cash equivalents	$46	$332
Receivables, net	581	386
Inventories, net	1,265	764
Other current assets	133	59
Total current assets	2,025	1,541
Property, plant and equipment, net	1,319	1,004
Goodwill	739	710
Intangible assets, net	83	39
Deferred tax assets	156	165
Other assets	145	121
Total assets	$4,467	$3,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,261	$881
Accrued vacation, compensation and benefits	222	150
Current maturities of long-term debt and capital lease obligations	34	26
Other current liabilities	117	172
Total current liabilities	1,634	1,229
Long-term debt	1,700	1,263
Long-term capital lease obligations	172	186
Pension and other postretirement benefit obligations	383	322
Long-term tax liabilities	42	63
Other long-term liabilities	133	134
Commitments and contingencies
Stockholders’ equity(1)
Common stock, $0.01 par value: 57 shares authorized; 38 and 38 shares issued, respectively	—	—
Capital in excess of par value	2,844	2,831
Treasury stock, at cost, 0 and 0 shares, respectively	(3)	(2)
Accumulated other comprehensive loss	(278)	(278)
Accumulated deficit	(2,163)	(2,175)
Total SUPERVALU INC. stockholders’ equity	400	376
Noncontrolling interests	3	7
Total stockholders’ equity	403	383
Total liabilities and stockholders’ equity	$4,467	$3,580

(1)
Per share and shares outstanding figures have been restated to give effect to the 1-for-7 reverse stock split effective on August 1, 2017. Refer to Note 8—Net Earnings (Loss) Per Share for additional information regarding the reverse stock split.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balances as of February 27, 2016	$—	$2,811	$(5)	$(422)	$(2,825)	$(441)	$8	$(433)
Net earnings	—	—	—	—	51	51	3	54
Other comprehensive income, net of tax of $56	—	—	—	115	—	115	—	115
Sales of common stock under option plans	—	(3)	6	—	—	3	—	3
Stock-based compensation	—	16	—	—	—	16	—	16
Restricted stock issued and vested	—	(5)	5	—	—	—	—	—
Restricted stock forfeitures	—	4	(4)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Tax impact on stock-based awards, shares traded for taxes and other	—	—	(2)	—	—	(2)	—	(2)
Balances as of December 3, 2016	$—	$2,823	$—	$(307)	$(2,774)	$(258)	$5	$(253)

Balances as of February 25, 2017	$—	$2,831	$(2)	$(278)	$(2,175)	$376	$7	$383
Net earnings	—	—	—	—	12	12	1	13
Other comprehensive income, net of tax of $0	—	—	—	—	—	—	—	—
Stock-based compensation	—	15	—	—	—	15	—	15
Restricted stock issued and vested	—	(1)	1	—	—	—	—	—
Restricted stock forfeitures	—	1	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interests	—	(3)	—	—	—	(3)	(2)	(5)
Shares traded for taxes and other	—	1	(1)	—	—	—	—	—
Balances as of December 2, 2017	$—	$2,844	$(3)	$(278)	$(2,163)	$400	$3	$403
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-To-Date Ended
	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$13	$54
Income from discontinued operations, net of tax	8	33
Net earnings from continuing operations	5	21
Adjustments to reconcile Net earnings from continuing operations to Net cash (used in) provided by operating activities – continuing operations:
Goodwill impairment charge	—	15
Asset impairment and other charges	44	4
Loss on debt extinguishment	5	7
Net gain on sale of assets and exits of surplus leases	(4)	(1)
Depreciation and amortization	160	159
LIFO charge	4	3
Deferred income taxes	8	5
Stock-based compensation	15	13
Net pension and other postretirement benefit (income) expense	(42)	23
Contributions to pension and other postretirement benefit plans	(2)	(2)
Other adjustments	8	6
Changes in operating assets and liabilities, net of effects from business acquisitions	(245)	(103)
Net cash (used in) provided by operating activities – continuing operations	(44)	150
Net cash (used in) provided by operating activities – discontinued operations	(54)	69
Net cash (used in) provided by operating activities	(98)	219
Cash flows from investing activities
Proceeds from sale of assets	5	2
Purchases of property, plant and equipment	(234)	(118)
Payments for business acquisitions	(105)	(20)
Other	6	(1)
Net cash used in investing activities – continuing operations	(328)	(137)
Net cash provided by (used in) investing activities – discontinued operations	3	(65)
Net cash used in investing activities	(325)	(202)
Cash flows from financing activities
Proceeds from revolving credit facility	540	2,837
Payments on revolving credit facility	(430)	(2,715)
Proceeds from issuance of debt	878	—
Payments of debt and capital lease obligations	(834)	(121)
Proceeds from sale of common stock	—	3
Payments for shares traded for taxes	(3)	(2)
Payments for debt financing costs	(10)	(6)
Distributions to noncontrolling interests	(3)	(6)
Other	(1)	—
Net cash provided by (used in) financing activities	137	(10)
Net (decrease) increase in cash and cash equivalents	(286)	7
Cash and cash equivalents at beginning of period	332	57
Cash and cash equivalents at the end of period	$46	$64
Less cash and cash equivalents of discontinued operations at end of period	—	(17)
Cash and cash equivalents of continuing operations at end of period	$46	$47
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$25	$25
Capital lease asset additions	$1	$15
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$111	$136
Income taxes paid, net	$49	$12
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“Supervalu”, the “Company”, “we”, “us”, or “our”) for the third quarters ended December 2, 2017 and December 3, 2016 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. The results of operations for the third quarter ended December 2, 2017 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017.
Fiscal Year
Supervalu operates on a 52/53 week fiscal year basis, with its fiscal year ending on the last Saturday in February. References to the third quarters of fiscal 2018 and 2017 relate to the 12 week fiscal quarters ended December 2, 2017 and December 3, 2016, respectively. References to fiscal 2018 and 2017 year-to-date relate to the 40 week fiscal periods ended December 2, 2017 and December 3, 2016, respectively.
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
Cash and Cash Equivalents
Supervalu considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Supervalu’s banking arrangements allow Supervalu to fund outstanding checks when presented to the financial institution for payment. Supervalu funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of December 2, 2017 and February 25, 2017, Supervalu had net book overdrafts of $153 and $91, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of Supervalu’s inventories consist of finished goods and a substantial portion of Supervalu’s inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on Supervalu’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $219 at December 2, 2017 and $216 at February 25, 2017. Supervalu recorded a LIFO charge of $1 and $1 for the third quarters ended December 2, 2017 and December 3, 2016, respectively. Supervalu recorded a LIFO charge of $4 and $3 for fiscal 2018 and 2017 year-to-date, respectively.

Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance under Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Supervalu adopted this guidance in the first quarter of fiscal 2018, which resulted in $5 of additional income tax expense that would have been recorded as an adjustment to Additional paid-in-capital under previous authoritative guidance. The adoption resulted in the presentation of payments for shares traded for taxes within financing activities, which resulted in the retrospective revision of the Condensed Consolidated Statements of Cash Flows. In addition, estimated forfeitures continued to be recorded as stock-based compensation expense.
Recently Issued Accounting Standards
In March 2017, the FASB issued authoritative guidance under ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how benefit plan costs for defined benefit pension and other postretirement benefit plans are presented in the statement of operations. Supervalu is required to adopt this new guidance in the first quarter of fiscal 2019. Supervalu expects to reclassify non-service cost components of net benefit cost to an other income and expense line in the Consolidated Statements of Operations upon adoption.
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
In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new guidance will be adopted by Supervalu during the first quarter of fiscal 2019, as permitted by ASU 2015-14,

Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The adoption will include updates as provided under ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; and ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from contracts with Customers (Topic 606). Adoption is allowed by either the full retrospective or modified retrospective approach.
Supervalu is currently evaluating which of the alternative approaches to adopting Topic 606 it will apply and the quantification of the impact of the adoption on its consolidated financial statements. Supervalu is also currently finalizing its accounting policies under Topic 606, quantifying the impact of adopting this standard, and designing and implementing internal controls for the adoption and recognition of revenue under Topic 606. Although the assessment is not yet complete, Supervalu currently believes that there will be relatively few changes to its Retail and Wholesale segments, which relate primarily to the recognition and classification of customer loyalty programs and the presentation of certain advertising programs, which are expected to increase revenues and expenses on the Consolidated Statements of Operations. Supervalu continues to evaluate arrangements where it has previously determined it was a principal to the transaction rather than acting as an agent, which may result in an increase or decrease in Net sales and Cost of sales, but will not have an impact on Operating earnings. Distribution contracts within Wholesale contain certain immaterial promises for goods or services that Supervalu believes will be immaterial in the context of the contracts. Supervalu expects to complete its evaluation in fiscal 2018. Upon conclusion of the revised revenue assessment, Supervalu will determine whether to adopt the guidance under the full retrospective or modified retrospective approach.

NOTE 2—BUSINESS AND ASSET ACQUISITIONS
Associated Grocers of Florida, Inc.
On December 8, 2017, Supervalu completed the acquisition of Associated Grocers of Florida, Inc. (“AG Florida”) pursuant to the terms of an Agreement and Plan of Merger dated October 17, 2017 (the “AG Merger Agreement”) by and among Supervalu, a then wholly owned subsidiary of Supervalu (“AG Merger Sub”), and AG Florida. AG Florida was a retailer-owned cooperative. AG Florida distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia, and had annual sales of approximately $650 in its last fiscal year, which ended on July 29, 2017, estimated by Supervalu.
At the closing of the transaction, AG Merger Sub merged with and into AG Florida and AG Florida became a wholly owned subsidiary of Supervalu. The transaction was valued at $193, comprised of $131 in cash for 100 percent of the outstanding stock of AG Florida plus the assumption and payoff of AG Florida's net debt of $62 at closing.
No amounts of revenue or expenses of AG Florida were included in the third quarter of fiscal 2018 results of operations, financial position or cash flows of Supervalu since the business was not acquired until the fourth quarter of fiscal 2018. Supervalu incurred merger and integration costs of $2 in fiscal 2018 year-to-date related to the AG Florida acquisition.
Acquisition of Unified Grocers, Inc.
On June 23, 2017, Supervalu completed the acquisition of Unified Grocers, Inc. (“Unified”) pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 (the “Merger Agreement”) by and among Supervalu, West Acquisition Corporation, a then wholly owned subsidiary of Supervalu (“Merger Sub”), and Unified. The transaction was valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing. The acquisition brought together two complementary companies that uniquely positions Supervalu to efficiently serve a broad range of independent customers and offer a diverse array of value added services, helping customers compete in an increasingly demanding grocery environment. In addition, the acquisition provides opportunities across multiple geographies and is an important part of Supervalu’s ongoing growth effort, including the expansion of Unified’s Market Centre division, a growing business providing specialty and ethnic products to independent customers.
At the closing of the transaction, Merger Sub merged with and into Unified. As a result of the transaction, Unified became a wholly owned subsidiary of Supervalu and the shares of Unified were converted into the right to receive from Supervalu $114 in cash in the aggregate.
Supervalu incurred merger and integration costs of $30 in fiscal 2018 year-to-date related to the Unified acquisition.

The table immediately below summarizes the preliminary fair values assigned to the Unified net assets acquired. As of December 2, 2017, the fair value allocation for the acquisition was preliminary and will be finalized when the valuation is completed. Differences between the preliminary and final allocation could be material. Supervalu’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as Supervalu finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to real and personal property, identifiable intangible assets, goodwill, income taxes and deferred taxes.

Amounts as of the Acquisition Date
Cash and cash equivalents	$9
Accounts receivable	176
Inventories	237
Other current assets	31
Property, plant and equipment	285
Goodwill	29
Intangible assets	54
Deferred tax assets	(19)
Other assets	65
Accounts payable	(255)
Other current liabilities	(89)
Long-term debt and capital lease obligations	(270)
Pension and other postretirement benefit obligations	(103)
Other liabilities assumed	(36)
Total fair value of net assets acquired	114
Less cash acquired	(9)
Total consideration for acquisition, less cash acquired	$105
Recognized goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Recognized intangible assets primarily reflect customer relationship intangible assets, which have a weighted average useful life of 15 years.
Combined Results
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

	Third Quarter Ended	Year-To-Date Ended
	December 3, 2016 (12 weeks)(1)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)(1)
Net sales	$3,906	$12,972	$12,509
Net (loss) earnings from continuing operations attributable to SUPERVALU INC.	$(11)	$6	$13
Basic net (loss) earnings from continuing operations per share attributable to SUPERVALU INC.	$(0.30)	$0.15	$0.33
Diluted net (loss) earnings from continuing operations per share attributable to SUPERVALU INC.	$(0.30)	$0.15	$0.33

(1)	The unaudited pro forma financial information of Unified included in these results reflects the 12 and 40 week fiscal periods ended November 19, 2016.

The pro forma financial disclosures for the AG Florida acquisition have not been included in this Quarterly Report on Form 10-Q for the 12 and 40 week fiscal periods ended December 2, 2017 because the information necessary to complete the disclosure was not yet available.
The acquisitions of AG Florida and Unified brought together complementary companies that uniquely position Supervalu to efficiently serve a broad range of independent customers and offer a diverse array of value added services, helping customers compete in an increasingly demanding grocery environment. In addition, the acquisitions provide opportunities across multiple geographies and are an important part of Supervalu’s ongoing growth effort, including international growth efforts and the expansion of Unified’s Market Centre division, a growing business providing specialty and ethnic products to independent customers.
Cub Franchised Stores
In fiscal 2018 year-to-date, Supervalu paid $5 to acquire the minority equity interests of five limited liability companies that own and operate five Cub stores. Supervalu now owns 100 percent of these companies. The results from these companies will continue to be consolidated in Supervalu's financial statements.
Distribution Center Asset Acquisition
In the third quarter of fiscal 2018, Supervalu paid $61 to acquire the land and building for a distribution center located in Joliet, Illinois. In fiscal 2018 year-to-date, Supervalu also paid $37 to acquire the land and building for a distribution center located in Harrisburg, Pennsylvania. The consideration paid for the acquired assets will be allocated based on the proportionate fair value of the underlying acquired assets prior to the facilities being placed into service.
NOTE 3—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
Changes in Supervalu’s reserves for closed properties consisted of the following:

December 2, 2017 (40 weeks)
Reserves for closed properties at beginning of the fiscal year	$22
Additions	2
Payments	(6)
Adjustments	(1)
Reserves for closed properties at the end of period	$17
Property, Plant and Equipment-Related Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	Third Quarter Ended		Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Property, plant and equipment:
Carrying value	$2	$—	$100	$4
Fair value measured using Level 3 inputs	—	—	56	2
Impairment charge	$2	$—	$44	$2

Supervalu monitors its long-lived assets for recoverability for indicators of impairment on an on-going basis and evaluates their carrying value for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. In the second quarter of fiscal 2018, two Retail asset groups, which consisted of two separate Retail banners, indicated a decline in their results of operations and the cash flow projections of these two Retail asset groups declined compared to prior projections. As a result, the two Retail asset groups were selected for an undiscounted cash flow review. One of these Retail asset groups failed the long-lived asset recoverability test. Accordingly, a fair value assessment using the income approach was performed over that Retail group's long-lived assets. The carrying value of the assets within this asset group were determined to exceed their estimated fair value. The carrying values of these assets were reduced until such long-lived assets were recorded at the lower of their carrying value or fair value, resulting in an impairment charge of $42 in the second quarter of fiscal 2018, which was recorded within Selling and administrative expenses in the Retail segment. The remaining carrying value of the long-lived assets in this asset group is $56. Significant judgments are required in measuring the fair value of asset groups, including the fair value of business, the fair value of the underlying individual assets, and cash flow projections of revenues and earnings.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Changes in Supervalu’s Goodwill and Intangible assets, net consisted of the following:

	February 25, 2017	Additions	Impairments	Other net adjustments	December 2, 2017
Wholesale goodwill	$710	$29	$—	$—	$739

Intangible assets:
Customer lists, favorable operating leases, prescription files and other	$141	$54	$—	$(2)	$193
Trademarks and tradenames – indefinite useful lives	5	—	—	—	5
Total intangible assets	146	54	—	(2)	198
Accumulated amortization	(107)	(10)	—	2	(115)
Total intangible assets, net	$39				$83
Amortization of intangible assets with definite useful lives was $10 and $7 for fiscal 2018 and 2017 year-to-date, respectively. Future amortization expense is anticipated to be approximately $3, and $10, $9, $8, $7 and $6 for the remainder of fiscal 2018, and for fiscal 2019, 2020, 2021, 2022 and 2023, respectively.
NOTE 5—FAIR VALUE MEASUREMENTS
Recurring fair value measurements were as follows:

		December 2, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$4	$—	$—	$4
Total		$4	$—	$—	$4

Liabilities:
Interest rate swap derivative	Other current liabilities	$—	$1	$—	$1
Interest rate swap derivative	Other long-term liabilities	—	—	—	—
Total		$—	$1	$—	$1

		February 25, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation	Other assets	$5	$—	$—	$5
Total		$5	$—	$—	$5

Liabilities:
Interest rate swap derivative	Other current liabilities	$—	$2	$—	$2
Interest rate swap derivative	Other long-term liabilities	—	1	—	1
Total		$—	$3	$—	$3

Diesel Fuel Derivatives
Fuel derivative gains are included within Cost of sales in the Condensed Consolidated Statements of Operations and were $0 and $0 for the third quarters of fiscal 2018 and 2017, respectively, and $0 and $0 for fiscal 2018 and 2017 year-to-date, respectively.
Interest Rate Swap Derivatives
Interest rate swap derivative reclassifications from Accumulated other comprehensive loss into earnings are recorded within Interest expense, net in the Condensed Consolidated Statements of Operations and were $1 and $2 in the third quarters of fiscal 2018 and 2017, respectively, and $3 and $3 for fiscal 2018 and 2017 year-to-date, respectively. No amounts were reclassified related to hedging ineffectiveness.
As of December 2, 2017, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $4 and a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $3.
Non-recurring Fair Value Measurements
Acquired net assets related to Unified discussed in Note 2—Business and Asset Acquisitions and impairment charges related to goodwill and intangible assets discussed in Note 4—Goodwill and Intangible Assets and to property, plant and equipment discussed in Note 3—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges were measured at fair value using Level 3 inputs.
Fair Value Estimates
For certain of Supervalu’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying amounts due to their short maturities.
The estimated fair value of notes receivable was greater than their carrying amount by approximately $0 and $0 as of December 2, 2017 and February 25, 2017, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.
The estimated fair value of Supervalu’s long-term debt was lower than the carrying amount, excluding debt financing costs, by approximately $57 as of December 2, 2017 and equal to the carrying amount, excluding debt financing costs, as of February 25, 2017. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.

NOTE 6—LONG-TERM DEBT
Supervalu’s long-term debt consisted of the following:

	December 2, 2017	February 25, 2017
4.85% Secured Term Loan Facility due June 2024	$836	$—
5.54% Secured Term Loan Facility due March 2019	—	524
6.75% Senior Notes due June 2021	400	400
7.75% Senior Notes due November 2022	350	350
2.50% to 4.50% Revolving ABL Credit Facility due February 2021	110	—
Other	40	—
Debt financing costs, net	(25)	(10)
Original issue discount on debt	(3)	(1)
Total debt	1,708	1,263
Less current maturities of long-term debt	(8)	—
Long-term debt	$1,700	$1,263
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
The Secured Term Loan Facility is secured by substantially all of Supervalu’s real estate, equipment and certain other assets. The Secured Term Loan Facility is guaranteed by Supervalu’s material subsidiaries (together with Supervalu, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Term Loan Parties have granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of December 2, 2017 and February 25, 2017, there was $713 and $520, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing Supervalu’s $1,000 asset-based revolving credit facility (the “Revolving ABL Credit Facility”). As of December 2, 2017 and February 25, 2017, $8 and $0 of the Secured Term Loan Facility was classified as current, respectively, excluding debt financing costs and original issue discount.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs and, in certain circumstances, a prepayment fee. Pursuant to the Secured Term Loan Facility, Supervalu must, subject to certain exceptions and certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. Supervalu must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on Supervalu’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended, minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on Supervalu’s Total Secured Leverage Ratio (as defined in the facility) as of the last day of fiscal 2017, no prepayment from Excess Cash Flow in fiscal 2017 was required in fiscal 2018. The potential amount of prepayment from Excess Cash Flow in fiscal 2018 that may be required in fiscal 2019 is not reasonably estimable as of December 2, 2017.

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
As of December 2, 2017 and February 25, 2017, there were $110 and $0, respectively, of outstanding borrowings under the Revolving ABL Credit Facility. The assets included in the Condensed Consolidated Balance Sheets securing the outstanding borrowings under the Revolving ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the Revolving ABL Credit Facility, were as follows:

Assets securing the Revolving ABL Credit Facility(1):	December 2, 2017	February 25, 2017
Certain inventory assets included in Inventories, net	$1,462	$949
Certain receivables included in Receivables, net	393	228
Certain amounts included in Cash and cash equivalents	21	19

(1)	The Revolving ABL Credit Facility is also secured by all of Supervalu's pharmacy scripts included in Intangible assets, net.

Unused available credit and fees under the Revolving ABL Credit Facility:	December 2, 2017	February 25, 2017
Outstanding letters of credit	$55	$53
Letters of credit fees	1.375%	1.375%
Unused available credit	835	748
Unused facility fees	0.25%	0.25%
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit Supervalu’s ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders and share repurchases. The Secured Term Loan Facility allows up to $125 of Restricted Payments regardless of the resulting pro forma Total Leverage Ratio (as defined in the facility). The Secured Term Loan Facility caps the aggregate amount of additional Restricted Payments that may be made over the life of the Secured Term Loan Facility, with the additional Restricted Payments being subject to a pro forma Total Secured Leverage Ratio requirement (as defined in the facility) of 3.5 to 1. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions taken by Supervalu, including prepayments of debt other than the senior notes and Permitted Investments (as defined in the Secured Term Loan Facility). As of December 2, 2017, this aggregate cap was approximately $502. The Senior Term Loan Facility permits unlimited Restricted Payments if the Total Leverage Ratio (as defined in the Senior Term Loan Facility) after giving effect thereto would be less than 2.0 to 1. The Revolving ABL Credit Facility permits dividends up to $75 per fiscal year, not to exceed $175 in the aggregate over the life of the Revolving ABL Credit Facility as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. Those caps could be reduced by senior note and other prepayments made by Supervalu. The Revolving ABL Credit Facility permits unlimited Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures
The $400 of 6.75 percent Senior Notes due June 2021 and the $350 of 7.75 percent Senior Notes due November 2022 contain operating covenants, including limitations on liens and on sale and leaseback transactions. Supervalu was in compliance with all such covenants and provisions for all periods presented.

NOTE 7—BENEFIT PLANS
Net periodic benefit (income) expense and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	Third Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)
Interest cost	$20	$20	$1	$—
Expected return on assets	(33)	(33)	—	—
Amortization of prior service benefit	—	—	(4)	(2)
Amortization of net actuarial loss	3	10	—	—
Pension settlement charge	—	41	—	—
Net periodic benefit (income) expense	$(10)	$38	$(3)	$(2)
Contributions to benefit plans	$—	$—	$(1)	$—

	Year-To-Date Ended
	Pension Benefits		Other Postretirement Benefits
	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Interest cost	$64	$66	$2	$1
Expected return on assets	(106)	(110)	—	—
Amortization of prior service benefit	—	—	(12)	(10)
Amortization of net actuarial loss	9	34	1	1
Pension settlement charge	—	41	—	—
Net periodic benefit (income) expense	$(33)	$31	$(9)	$(8)
Contributions to benefit plans	$(1)	$(2)	$(1)	$—
Multiemployer Pension Plans
During fiscal 2018 and 2017 year-to-date, Supervalu contributed $31 and $31, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements. As part of the acquisition of Unified, Supervalu assumed the off-balance sheet multiemployer pension plan obligations of Unified.
Pension Contributions
No minimum contributions are required to Supervalu's pension plans in fiscal 2018 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Supervalu anticipates fiscal 2018 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $5 to $10.

NOTE 8—NET EARNINGS (LOSS) PER SHARE
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

The following table reflects the calculation of basic and diluted net earnings (loss) per share:

	Third Quarter Ended		Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Net earnings (loss) from continuing operations	$18	$(11)	$5	$21
Less net earnings attributable to noncontrolling interests	—	(1)	(1)	(3)
Net earnings (loss) from continuing operations attributable to SUPERVALU INC.	18	(12)	4	18
Income (loss) from discontinued operations, net of tax	8	(14)	8	33
Net earnings (loss) attributable to SUPERVALU INC.	$26	$(26)	$12	$51

Weighted average number of shares outstanding—basic	38	38	38	38
Dilutive impact of stock-based awards	—	—	—	—
Weighted average number of shares outstanding—diluted	38	38	38	38

Basic net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.47	$(0.31)	$0.12	$0.49
Discontinued operations	$0.21	$(0.39)	$0.20	$0.85
Basic net earnings (loss) per share	$0.67	$(0.69)	$0.32	$1.34
Diluted net earnings (loss) per share attributable to SUPERVALU INC.:
Continuing operations	$0.46	$(0.31)	$0.12	$0.48
Discontinued operations	$0.21	$(0.39)	$0.20	$0.84
Diluted net earnings (loss) per share	$0.67	$(0.69)	$0.31	$1.33
Stock-based awards of 2 and 2 that were outstanding during the third quarters of fiscal 2018 and 2017, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive. Stock-based awards of 2 and 2 that were outstanding during fiscal 2018 and 2017 year-to-date, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive.
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
Changes in Accumulated other comprehensive loss by component for fiscal 2018 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(276)	$(2)	$(278)
Other comprehensive income (loss) before reclassifications(1)	—	—	—
Amortization of amounts included in net periodic benefit income(2)	(2)	—	(2)
Amortization of cash flow hedge(3)	—	2	2
Net current-period Other comprehensive (loss) income(4)	(2)	2	—
Accumulated other comprehensive loss at the end of period, net of tax	$(278)	$—	$(278)
(1)Amount is net of tax expense of $0, $0 and $0, respectively.
(2)Amount is net of tax benefit of $(1), $0 and $(1), respectively.
(3)Amount is net of tax expense of $0, $1 and $1, respectively.
(4)Amount is net of tax (benefit) expense of $(1), $1 and $0, respectively.
Changes in Accumulated other comprehensive loss by component for fiscal 2017 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(418)	$(4)	$(422)
Other comprehensive loss before reclassifications(1)	69	—	69
Amortization of amounts included in net periodic benefit expense(2)	15	—	15
Amortization of cash flow hedge(3)	—	2	2
Pension settlement charge(4)	29	—	29
Net current-period Other comprehensive income(5)	113	2	115
Accumulated other comprehensive loss at the end of period, net of tax	$(305)	$(2)	$(307)
(1)Amount is net of tax expense of $33, $0 and $33, respectively.
(2)Amount is net of tax expense of $10, $0 and $10, respectively.
(3)Amount is net of tax expense of $0, $1 and $1, respectively.
(4)Amount is net of tax expense of $12, $0 and $12, respectively.
(5)Amount is net of tax expense of $55, $1 and $56, respectively.

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	Third Quarter Ended		Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)	Affected Line Item on Condensed Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit (income) expense(1)	$(1)	$7	$(3)	$23	Selling and administrative expenses
Amortization of amounts included in net periodic benefit (income) expense(1)	—	1	—	2	Cost of sales
Pension settlement charge	—	41	—	41	Selling and administrative expenses
Total reclassifications	(1)	49	(3)	66
Income tax (benefit) expense	—	(16)	1	(22)	Income tax benefit
Total reclassifications, net of tax	$(1)	$33	$(2)	$44

Interest rate swap cash flow hedge:
Reclassification of cash flow hedge	$1	$2	$3	$3	Interest expense, net
Income tax benefit	—	(1)	(1)	(1)	Income tax benefit
Total reclassifications, net of tax	$1	$1	$2	$2

(1)	Amortization of amounts included in net periodic benefit income include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 7—Benefit Plans.
As of December 2, 2017, Supervalu expects to reclassify $1 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve-month period.

NOTE 10—STOCK-BASED AWARDS
Supervalu recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance share units (collectively referred to as “stock-based awards”) of $4, $5, $15 and $13 for the third quarters of fiscal 2018 and 2017, and for fiscal 2018 and 2017 year-to-date, respectively. The following information on the stock-based awards gives effect to the reverse stock split.
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

	Year-To-Date Ended
	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Dividend yield	—%	—%
Volatility rate	53.7%	54.2%
Risk-free interest rate	1.8%	1.3%
Expected life	5.0 years	5.0 years

Restricted Stock and Restricted Stock Units
In fiscal 2018 year-to-date, Supervalu granted 881 thousand restricted stock units (“RSUs”) to certain employees under the 2012 Stock Plan. The RSUs vest over a three-year period from the date of the grant and were granted at a fair value ranging from $15.03 to $29.19 per unit. In fiscal 2017 year-to-date, Supervalu granted 494 thousand RSUs to certain employees under the 2012 Stock Plan. The RSUs vest over a three-year period from the date of grant and were granted at a fair value ranging from $31.78 to $39.48 per unit.
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

	Year-To-Date Ended
	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Dividend yield	—%	—%
Volatility rate	44.3%	41.3%
Risk-free interest rate	1.41%	0.9%
Expected life	2.8 years	2.8 years

NOTE 11—INCOME TAXES
Fiscal 2018 and 2017 year-to-date tax benefit included $6 and $12 of discrete tax benefits, respectively. The fiscal 2018 year-to-date discrete tax benefit was driven primarily by a reduction to the long-term tax liability related to uncertain tax positions due to the lapse of the statute of limitations, offset by the excess tax expense as a result of the adoption of ASU 2016-09. The fiscal 2017 year-to-date discrete tax benefit was driven primarily due to the pension settlement charge and certain deferred tax items.

NOTE 12—SEGMENT INFORMATION
Summary operating results by reportable segment consisted of the following:

	Third Quarter Ended December 2, 2017				Year-To-Date Ended December 2, 2017
	Wholesale	Retail	Corporate	Total	Wholesale	Retail	Corporate	Total
Net sales	$2,888	$1,017	$33	$3,938	$8,182	$3,432	$128	$11,742
Cost of sales	2,784	745	—	3,529	7,837	2,517	—	10,354
Gross profit	104	272	33	409	345	915	128	1,388
Selling and administrative expenses	58	278	34	370	176	983	130	1,289
Operating earnings (loss)	$46	$(6)	$(1)	$39	$169	$(68)	$(2)	$99
Interest expense, net				29				103
Equity in earnings of unconsolidated affiliates				—				(2)
Earnings (loss) from continuing operations before income taxes				$10				$(2)

	Third Quarter Ended December 3, 2016				Year-To-Date Ended December 3, 2016
	Wholesale	Retail	Corporate	Total	Wholesale	Retail	Corporate	Total
Net sales	$1,906	$1,060	$37	$3,003	$5,912	$3,524	$137	$9,573
Cost of sales	1,823	772	1	2,596	5,641	2,580	—	8,221
Gross profit	83	288	36	407	271	944	137	1,352
Selling and administrative expenses	31	287	73	391	97	947	145	1,189
Goodwill impairment charge	—	15	—	15	—	15	—	15
Operating earnings (loss)	$52	$(14)	$(37)	$1	$174	$(18)	$(8)	$148
Interest expense, net				40				141
Equity in earnings of unconsolidated affiliates				(1)				(3)
Earnings (loss) from continuing operations before income taxes				$(38)				$10

NOTE 13—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
Supervalu has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of December 2, 2017. These guarantees were generally made to support the business growth of Wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to fourteen years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the Wholesale customer or other third party defaults on a payment, Supervalu would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the Wholesale customer.
Supervalu reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of December 2, 2017, the maximum amount of undiscounted payments Supervalu would be required to make in the event of default of all guarantees was $63 ($49 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, Supervalu believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under Supervalu’s guarantee arrangements as the fair value has been determined to be de minimis.
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
Following the sale of New Albertson’s, Inc. (“NAI”) on March 21, 2013, Supervalu remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by Supervalu with respect to the obligations of NAI that were incurred while NAI was a subsidiary of Supervalu. As of December 2, 2017, using actuarial estimates as of June 30, 2017, the total undiscounted amount of all such guarantees was estimated at $85 ($76 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie Supervalu’s commitments, Supervalu believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which Supervalu remains contingently liable, Supervalu believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees.
Agreements with Save-A-Lot and Onex
The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, the Separation Agreement between Supervalu and Moran Foods (the “Separation Agreement”) contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from Supervalu. Pursuant to the Services Agreement between Supervalu and Moran Foods (the “Services Agreement”), Supervalu is providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. Save-A-Lot paid Supervalu $30 upon entry into the Services Agreement, which has been credited against fees due under the Services Agreement. The initial annual base charge under the Services Agreement is $30, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While Supervalu’s aggregate indemnification obligations to Save-A-Lot and Onex could result in a material liability, Supervalu is not aware of any matters that are expected to result in a material liability. Supervalu has recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets.
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
Pursuant to a trade agreement that Unified entered into with Haggen, Haggen paid a substantial portion of Unified's prepetition receivables in exchange for certain shipping terms from Unified, and Haggen also agreed to stipulate to an allowed administrative 503(b)(9) priority claim for the balance of Unified's prepetition claim for goods shipped to Haggen. Accordingly, Unified filed a proof of claim asserting an administrative expense priority claim in the amount of $6. Unified also filed a proof of claim against Haggen for breach of contract damages related to the termination of its supply agreement and various ancillary agreements. If allowed, such claim would be treated as a general unsecured claim in the Haggen bankruptcy cases. Relatedly, on September 7, 2016, the Official Committee of Unsecured Creditors (the "Committee") filed a complaint against Comvest Group Holdings, LLC, the private equity owner of Haggen ("Comvest"), certain of Haggen's non-debtor affiliates, and certain of their respective officers, directors and managers (collectively the "Defendants") in the bankruptcy court. On December 9, 2016, the Defendants filed their answer to the Committee's complaint generally denying the allegations asserted therein. The trial concluded in November 2017 and the Court is expected to rule in the next several months. The Committee litigation seeks to recover additional funds for Haggen's bankruptcy estate for the benefit of creditors, including the potential payment of Unified's claims.
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
Investigations and Proceedings – As a result of the criminal intrusions, the payment card brands conducted investigations and, although Supervalu’s network has previously been found to be compliant with applicable data security standards, the forensic investigator working on behalf of the payment card brands concluded that Supervalu was not in compliance at the time of the intrusions and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusions. On August 1, 2016, MasterCard provided notice of its assessment of non-ordinary course expenses and incremental counterfeit fraud losses allegedly incurred by it or its issuers as a result of the criminal intrusions. On September 1, 2016, Supervalu submitted an appeal of the assessment to MasterCard and on December 5, 2016, MasterCard denied the appeal and imposed a reduced assessment. On January 2, 2018, Visa provided notice of its assessment of operating expense and incremental counterfeit fraud losses allegedly incurred by it or its issuers as a result of the criminal intrusions. The other payment card brands may also allege that Supervalu was not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. Supervalu believes these payment card brands may also make claims against Supervalu for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions and Supervalu expects to dispute those claims. While Supervalu does not believe that a loss is probable by reason of these as yet unasserted claims, Supervalu believes that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time Supervalu cannot reasonably estimate a range of possible losses because the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers’ claimed losses. Similar to the assessments imposed by MasterCard and Visa, Supervalu does not currently believe that any amount that may be paid for other payment card brand claims that might be asserted will be material to Supervalu’s consolidated results of operations, cash flows or financial condition. In addition, one payment card brand placed Supervalu in a “probationary status” for a period of two years following Supervalu's re-validation as PCI-DSS compliant. The probationary period expired in October 2017 and Supervalu completed the probationary requirements.

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
Other Contractual Commitments
In the ordinary course of business, Supervalu enters into supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of December 2, 2017, Supervalu had approximately $320 of non-cancelable future purchase obligations.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against Supervalu alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, Supervalu purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain assets of Supervalu to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints allege that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that Supervalu and C&S purchased from each other. Plaintiffs are seeking monetary damages, injunctive relief and attorneys’ fees. On July 5, 2011, the District Court granted Supervalu’s Motion to Compel Arbitration for those plaintiffs with arbitration agreements and plaintiffs appealed. On July 16, 2012, the District Court denied plaintiffs’ Motion for Class Certification and on January 11, 2013, the District Court granted Supervalu’s Motion for Summary Judgment and dismissed the case regarding the non-arbitration plaintiffs. On February 12, 2013, the 8th Circuit reversed the District Court decision requiring plaintiffs with arbitration agreements to arbitrate and remanded to the District Court. On October 30, 2013, the parties attended a District Court ordered mandatory mediation, which was not successful in resolving the matter. On May 21, 2014, the 8th Circuit (1) reversed the District Court’s decision granting summary judgment in favor of Supervalu, and (2) affirmed the District Court’s decision denying class certification of a class consisting of all retailers located in the States of Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio and Wisconsin that purchased wholesale grocery products from Supervalu between December 31, 2004 and September 13, 2008, but remanded the case for the District Court to consider whether to certify a narrower class of purchasers supplied from Supervalu’s Champaign, Illinois distribution center and potentially other distribution centers. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting plaintiffs' request to seek class certification for certain Midwest Distribution Centers and denying plaintiffs' request to add an additional New England plaintiff and denying plaintiffs’ request to seek class certification for a group of New England retailers. On August 20, 2015, the District Court affirmed the Magistrate Judge’s order. In September 2015, the plaintiffs appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers and the hearing before the 8th Circuit occurred on May 17, 2016. On March 1, 2016, the plaintiffs filed a class certification motion seeking to certify five District Court classes of retailers in the Midwest and Supervalu filed its response on May 6, 2016. On September 7, 2016, the District Court granted plaintiffs’ motion to certify five Midwest distribution center classes, only one of which is suing Supervalu (the non-arbitration Champaign distribution center class). On March 1, 2017, the 8th Circuit denied plaintiffs' appeals seeking to join an additional New England plaintiff and the appeal seeking the ability to move for class certification of a smaller New England class. At a mediation on May 25, 2017, Supervalu reached a settlement with the non-arbitration Champaign distribution center class, which is the one Midwest class suing Supervalu. Supervalu and the plaintiffs have executed a final settlement agreement and on August 10, 2017, the court granted preliminary approval of the settlement. The court granted final approval of the settlement on November 17, 2017. The material terms of the settlement include: (1) denial of wrongdoing and liability by Supervalu; (2) release of all claims against Supervalu related to the allegations and transactions at issue in the litigation that were raised or could have been raised by the non-arbitration Champaign distribution center class; and (3) payment by Supervalu of $9. There is no contribution between C&S and Supervalu, and C&S did not settle the claims alleged against them. The New England Village Markets plaintiff is not a party to the settlement and is pursuing its individual claims and potential class action claims against Supervalu, which at this time are determined as remote.
In August and November 2014, four class action complaints were filed against Supervalu relating to the criminal intrusions into its computer network announced by Supervalu in fiscal 2015 (the “Criminal Intrusion”). The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. Supervalu filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court's dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and Supervalu filed its response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs' motion to vacate the District Court's dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, Supervalu filed a cross-appeal to preserve its additional arguments for dismissal of the plaintiffs' complaint. On August 30, 2017, the 8th Circuit affirmed the dismissal for 14 out of the 15 plaintiffs finding they had no standing. The 8th Circuit did not consider Supervalu's cross-appeal and remanded the case back for consideration of Supervalu's additional arguments for dismissal against the one remaining plaintiff. On October 30, 2017, Supervalu filed its motion to dismiss the remaining plaintiff and on November 7, 2017, the plaintiff filed a motion to amend its complaint. The Court held a hearing on the motions on December 14, 2017.
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
The major classes of operating results classified as discontinued operations within the Condensed Consolidated Statements of Operations were as follows:

	Third Quarter Ended		Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Net sales	$—	$1,038	$—	$3,529
Cost of sales	—	874	—	2,969
Gross profit	—	164	—	560
Selling and administrative expenses	(1)	135	—	454
Goodwill impairment charge	—	37	—	37
Operating earnings (loss)	1	(8)	—	69
Interest (income) expense, net	(1)	—	(1)	1
Earnings (loss) from discontinued operations before income taxes	2	(8)	1	68
Income tax (benefit) provision	(6)	6	(7)	35
Income (loss) from discontinued operations, net of tax	$8	$(14)	$8	$33
Income (loss) from discontinued operations, net of tax for fiscal 2018 year-to-date primarily relates to the release of uncertain tax positions due to the lapse of the statute of limitations.

NOTE 15—SUBSEQUENT EVENTS
Refer to Note 2—Business and Asset Acquisitions for information regarding the acquisition of Associated Grocers of Florida, Inc.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. The law is required to be accounted for in the period of enactment, which for Supervalu is the fourth quarter of fiscal 2018. Supervalu is continuing to analyze the impacts to its consolidated financial statements. Supervalu currently estimates it will be required to reduce its net deferred tax assets, resulting in a non-cash income tax charge of approximately $35 to $45 in the fourth quarter of fiscal 2018 due to the reduction in the federal income tax rate from 35 percent to 21 percent. Other provisions of the Tax Cuts and Jobs Act are not expected to have a material impact on the fiscal 2018 consolidated financial statements.

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
EXECUTIVE OVERVIEW
As the largest public company grocery wholesaler in the United States, Supervalu serves a diverse and dynamic customer base that benefits from its broad product and services offerings delivered through multiple formats. Supervalu is executing on a business transformation to grow its Wholesale business and position itself as the grocery supplier of choice in the United States.  This transformation includes better leveraging its scale and expertise, optimizing its distribution network and positioning itself for further growth in the food distribution and services industries. Supervalu provided the financial flexibility to grow through the sale of Save-A-Lot in December 2016 and has been executing on its growth strategy by adding new customers, acquiring Unified Grocers and AG Florida, adding distribution centers to its wholesale network and offering enhanced professional services to its customers.
Business Strategies and Initiatives
Wholesale:

•	Retaining existing customers by better listening and responding to customers and differentiating Supervalu through its service levels, pricing, product offerings and professional services

•
Growing Supervalu’s business with existing customers by marketing its fresh product offerings, such as produce, and its professional service offerings, including retail store support, advertising, couponing, e-commerce, network and data hosting solutions, training and certifications classes, as well as administrative back-office solutions, and supporting its customers in growing their businesses

•
Targeting sales growth by affiliating new customers, including larger chain businesses such as Supervalu now supplying over 170 stores operated by The Fresh Market and over 45 America’s Food Basket neighborhood stores, and aggressively pursuing external growth and market opportunities

•
Integrating and realizing synergies from the acquisitions of Unified Grocers and AG Florida, and expanding the Market Centre product offerings into Supervalu’s supply chain, including realizing operating margin synergies from optimizing Supervalu’s distribution network, leveraging Supervalu’s combined procurement volume and expanding Supervalu’s enhanced professional services offerings to acquired customers

•
Improving the efficiency and optimization of Supervalu’s distribution network, real estate, information technology infrastructure and logistics, and maximizing the use of trucking miles and warehouse capacity in a growing wholesale business

•
Strengthening core merchandising and marketing programs, including leveraging Supervalu’s private-label programs, such as the Essential Everyday® and Equaline® labels, while marketing and adding depth to the Wild Harvest® and Culinary Circle® brands

Retail:

•
Driving profitable sales by investing in price and promotions, and enhancing merchandising displays and product offerings such as Quick and Easy meal solutions including meal kits and grab ‘n go options for Retail stores and Wholesale customers

•	Driving improved store performance, including reducing inventory shrink rates and levels of out-of-stocks, through standardizing certain store processes

•	Continued development and introduction of Supervalu’s private-label products, including organic products, by providing innovative products in multiple channels across Retail and Wholesale

•	Targeted capital investments for certain banners into new stores, relocations and store remodels
Corporate:

•	Continued management of Supervalu’s overhead cost structure to enable investments in lower prices to customers

•	Providing high-quality administrative support services by enhancing Supervalu’s service offerings and information technology systems

•	Leveraging Supervalu’s professional services capabilities to grow its services business

Recent Developments
Acquisitions of Associated Grocers of Florida, Inc. and Unified Grocers, Inc.
On December 8, 2017, Supervalu completed the acquisition of Associated Grocers of Florida, Inc. (“AG Florida”) pursuant to the terms of an Agreement and Plan of Merger dated October 17, 2017 (the “AG Merger Agreement”) by and among Supervalu, a then wholly owned subsidiary of Supervalu (“AG Merger Sub”), and AG Florida. AG Florida was a retailer-owned cooperative. AG Florida distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia, and had annual sales of approximately $650 in its last fiscal year, which ended on July 29, 2017, estimated by Supervalu. At the closing of the transaction, AG Merger Sub merged with and into AG Florida and AG Florida became a wholly owned subsidiary of Supervalu. The transaction was valued at $193, comprised of $131 in cash for 100 percent of the outstanding stock of AG Florida plus the assumption and payoff of AG Florida's net debt of $62 at closing.
No amounts of revenue or expenses of AG Florida were included in the third quarter of fiscal 2018 results of operations, financial position or cash flows of Supervalu since the business was not acquired until the fourth quarter of fiscal 2018. Supervalu incurred merger and integration costs of $2 in fiscal 2018 year-to-date related to the AG Florida acquisition.
On June 23, 2017, Supervalu completed the acquisition of Unified Grocers, Inc. (“Unified”) pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 (the “Merger Agreement”) by and among Supervalu, West Acquisition Corporation, a then wholly owned subsidiary of Supervalu (“Merger Sub”), and Unified. The transaction was valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing. At the closing of the transaction, Merger Sub merged with and into Unified. As a result of the transaction, Unified became a wholly owned subsidiary of Supervalu and the shares of Unified were converted into the right to receive from Supervalu $114 in cash in the aggregate.
Supervalu incurred merger and integration costs of $30 in fiscal 2018 year-to-date related to the Unified acquisition. Supervalu estimates it will incur an additional $2 to $12 of merger and integration costs for Unified and AG Florida in the remainder of fiscal 2018.
The acquisitions of AG Florida and Unified brought two companies that were complementary to Supervalu and that uniquely position Supervalu to efficiently serve a broad range of independent customers and offer a diverse array of value added services, helping customers compete in an increasingly demanding grocery environment. In addition, the acquisitions provide opportunities across multiple geographies and are an important part of Supervalu’s ongoing growth effort, including international growth efforts and the expansion of Unified’s Market Centre division, a growing business providing specialty and ethnic products to independent customers.
Refer to Note 2—Business and Asset Acquisitions for additional information regarding the acquisition of Unified.
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
As a result, in the second quarter of fiscal 2018, Supervalu recorded a long-lived asset impairment charge to reduce the long-lived asset carrying values in that Retail asset group from $98 to their fair value of $56, resulting in an impairment charge of $42. As of the end of the second quarter of fiscal 2018, two of Supervalu's six geographic market groups composed of individual Retail stores have been impaired and written down to their fair value within the last twelve months. Supervalu continues to monitor two of its other four geographic market groups for potential future impairment based on Supervalu's impairment evaluation as of the second quarter of fiscal 2018. These two geographic market groups had long-lived asset carrying values of approximately $133 as of the end of the second quarter of fiscal 2018.
Sale of Save-A-Lot
In connection with the completion of the sale of Save-A-Lot, on December 5, 2016, Supervalu and Moran Foods entered into a Services Agreement whereby Supervalu is providing certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. Moran Foods paid Supervalu $30 upon entry into the Services Agreement, which has been credited against fees due under the Services Agreement. The initial annual base charge under the Services Agreement is $30, subject to adjustments. Pursuant to this Services Agreement, Save-A-Lot may also request new services through the “change control” procedures described therein, and Supervalu may also agree to conduct non-recurring projects for Save-A-Lot pursuant to project orders.
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
2017 Corporate Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. The law is required to be accounted for in the period of enactment, which for Supervalu is the fourth quarter of fiscal 2018. Supervalu is continuing to analyze the impacts to its consolidated financial statements. Supervalu currently estimates it will be required to reduce its net deferred tax asset, resulting in a non-cash income tax charge of approximately $35 to $45 in the fourth quarter of fiscal 2018 due to the reduction in the federal income tax rate from 35 percent to 21 percent. Other provisions of the Tax Cuts and Jobs Act are not expected to have a material impact on the fiscal 2018 consolidated financial statements.
Third Quarter of Fiscal 2018 Highlights

•
Net sales were $3,938, an increase of $935 or 31.1 percent, primarily due to sales from the acquired Unified business and higher sales from new Wholesale customers and stores, offset in part by lower sales due to stores no longer operated by customers, lower identical store sales in the Retail business, lower sales from closed Retail stores and lower military sales.

•
Gross profit was $409, an increase of $2 or 0.5 percent. Wholesale gross profit increased $21, which was partially offset by a decrease in Retail gross profit of $16 and in Corporate gross profit of $3. The increase in Gross profit primarily reflects higher Wholesale gross profit from the acquired Unified business and increased net sales, offset in part by higher Wholesale trucking costs and employee-related costs driven by higher sales volumes, and lower Retail gross margins from decreased sales and higher levels of promotional activities.

•	Operating earnings were $39, an increase of $38, which primarily reflects a pension settlement charge and goodwill impairment charge last year.
Year-To-Date Fiscal 2018 Highlights

•
Net sales were $11,742, an increase of $2,169 or 22.7 percent, primarily due to sales from the acquired Unified business, higher sales from new Wholesale customers and stores, and acquired Retail stores, offset in part by lower sales due to stores no longer operated by customers, lower identical store sales in the Retail business, lower sales from closed Retail stores and lower military sales.

•
Gross profit was $1,388, an increase of $36 or 2.7 percent. Wholesale gross profit increased $74, which was partially offset by a decrease in Retail gross profit of $29 and in Corporate gross profit of $9. The increase in Gross profit primarily reflects increases in gross margins from increased net sales and higher Wholesale gross profit from the acquired Unified business, offset in part by higher Wholesale trucking costs and employee-related costs driven by higher sales volumes, and lower Retail gross margins from decreased sales and higher levels of promotional activities.

•
Operating earnings were $99, a decrease of $49, which primarily reflects higher employee-related costs from the acquired Unified business and incentive compensation, a Retail asset impairment charge, merger and integration costs, a legal reserve charge during fiscal 2018 year-to-date, a supply agreement termination fee received in fiscal 2017 year-to-date and lower Retail gross margins, offset in part by pension settlement and goodwill impairment charges in fiscal 2017 year-to-date and increases in gross profit discussed above and lower pension expense.

•	Interest expense, net was $103, a decrease of $38, primarily due to lower average outstanding debt balances.

•
Net earnings from continuing operations was $5, a decrease of $16, and diluted net earnings per share from continuing operations decreased $0.36, in each case, primarily due to the Retail asset impairment charge and other items described above.

•
Net cash used in operating activities of continuing operations was $44, an increase in cash used of $194, primarily due to cash utilized for working capital and other assets and liabilities to support higher Wholesale sales volumes and lower cash generated from earnings.

•
Net cash used in investing activities of continuing operations was $328, an increase of $191, primarily due to cash paid to acquire Unified and two distribution centers in Harrisburg, Pennsylvania and Joliet, Illinois, all in fiscal 2018 year-to-date.

•
Net cash provided by financing activities of continuing operations was $137, an increase of $147, primarily due the delayed draw term loan facility of $315, which was drawn down in the second quarter of fiscal 2018 for the purpose of consummating the acquisition of Unified, debt repayments of $99 made in the first quarter of fiscal 2017 that were not required in the first quarter of fiscal 2018, and new loans in fiscal 2018 year-to-date to finance the Harrisburg, Pennsylvania distribution center acquisition and related improvements. These items were partially offset by the repayment of acquired long-term debt associated with the Unified acquisition of $285 and lower net borrowings under the Revolving ABL Credit Facility in fiscal 2018 year-to-date.

Impact of Inflation and Deflation
Supervalu monitors product cost inflation and deflation and evaluates whether to absorb cost increases or decreases, or pass on pricing changes. Supervalu has experienced a mix of inflation and deflation across product categories within its business segments during the third quarter of fiscal 2018.
In aggregate across all of Supervalu’s businesses and taking into account the mix of products, management estimates Supervalu’s businesses experienced single digit cost inflation in the third quarter of fiscal 2018. The Wholesale and Retail business segments experienced cost inflation within the produce product category and inflation within the meat product categories. Cost inflation and deflation estimates are based on individual like items sold by Supervalu during the periods being compared.
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

RESULTS OF OPERATIONS

The following table summarizes operating data Supervalu believes is important to its business:

	Third Quarter Ended		Year-To-Date Ended
Results of Operations	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Net sales	$3,938	$3,003	$11,742	$9,573
Cost of sales	3,529	2,596	10,354	8,221
Gross profit	409	407	1,388	1,352
Selling and administrative expenses	370	391	1,289	1,189
Goodwill impairment charge	—	15	—	15
Operating earnings	39	1	99	148
Interest expense, net	29	40	103	141
Equity in earnings of unconsolidated affiliates	—	(1)	(2)	(3)
Earnings (loss) from continuing operations before income taxes	10	(38)	(2)	10
Income tax benefit	(8)	(27)	(7)	(11)
Net earnings (loss) from continuing operations	18	(11)	5	21
Income (loss) from discontinued operations, net of tax	8	(14)	8	33
Net earnings (loss) including noncontrolling interests	26	(25)	13	54
Less net earnings attributable to noncontrolling interests	—	(1)	(1)	(3)
Net earnings (loss) attributable to SUPERVALU INC.	$26	$(26)	$12	$51
Diluted continuing operations net earnings (loss) per share attributable to SUPERVALU INC.	$0.46	$(0.31)	$0.12	$0.48
Weighted average shares outstanding—diluted	38	38	38	38
Other Statistics of Continuing Operations
Depreciation and amortization	$48	$48	$160	$159
Capital expenditures(1)	$117	$60	$235	$134
Adjusted EBITDA(2)	$96	$107	$350	$359
Financial Position of Continuing Operations
Working capital(3)			$610	$(618)
Total assets			$4,467	$3,489
Total debt and capital lease obligations			$1,906	$2,545
Stores Supplied and Operated:
Wholesale primary stores(4)			3,111	1,850
Retail stores			213	217
Subtotal			3,324	2,067
Wholesale secondary stores(4)			2,219	237
Total number of stores			5,543	2,304

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude cash payments for business acquisitions.

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

(3)
Working capital of continuing operations is calculated using the first-in, first-out method for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $219 and $218 as of December 2, 2017 and December 3, 2016, respectively.

(4)
Wholesale primary stores is defined as a customer location that has received over a certain dollar threshold of Wholesale product for each of the last three fiscal periods in a given quarter and purchases two or more product groups.

(5)
Wholesale secondary stores is defined as a customer location that has received over a certain dollar threshold of Wholesale product for each of the last three fiscal periods in a given quarter but fails to meet the criteria to be a primary store. The acquisition of Unified increased the secondary store count substantially because of its smaller Wholesale customer store size and its distribution of one product group to customer stores.

Third Quarter of Fiscal 2018 and Fiscal 2018 Year-to-Date
The following discussion summarizes operating results for the third quarter of fiscal 2018 and fiscal 2018 year-to-date compared to comparative fiscal 2017 periods:
Net Sales
The following table outlines the composition of and variances in Net sales:

	Third Quarter Ended			Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	Variance	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)	Variance
Wholesale	$2,888	$1,906	$982	$8,182	$5,912	$2,270
Retail	1,017	1,060	(43)	3,432	3,524	(92)
Corporate	33	37	(4)	128	137	(9)
Total Net sales	$3,938	$3,003	$935	$11,742	$9,573	$2,169
Third Quarter Variances
Wholesale’s Net sales increased primarily due to $863 of sales from the acquired Unified business, $210 of increased sales to new customers and $17 of increased sales to new stores operated by existing customers, offset in part by $92 of lower sales due to stores no longer operated by customers, $12 of lower other revenue and $8 of lower military sales. Supervalu anticipates new customer sales to continue to more than offset the existing lost business in fiscal 2018.
Retail’s Net sales decreased primarily due to $35 of lower sales from negative identical store sales primarily driven by lower customer counts and $13 of lower sales from closed stores, offset in part by a sales increase of $5 from new stores and $3 from acquired stores.
Corporate’s Net sales decreased primarily due to $10 of lower fees under transition services agreements from a lower number of stores and distribution centers serviced, offset in part by $7 of higher sales from the professional services agreement with Save-A-Lot that began in December 2016.
Revenues generated from the TSA are anticipated to contribute to lower Corporate Net sales and operating earnings in fiscal 2018. In fiscal 2018, Supervalu expects TSA revenue to decrease by approximately $40, which will be partially offset by increases in revenue from the professional services agreement with Save-A-Lot.
Year-To-Date Variances
Wholesale’s Net sales increased primarily due to $1,659 of sales from the acquired Unified business, $761 of increased sales to new customers and $66 of increased sales to new stores operated by existing customers, offset in part by $163 of lower sales due to stores no longer operated by customers, $39 of lower military sales and $10 of lower other revenue.
Retail’s Net sales decreased primarily due to $135 of lower sales from negative identical store sales primarily driven by lower customer counts and $61 of lower sales from closed stores, offset in part by a sales increase of $91 from acquired stores and $17 from new stores.
Corporate’s Net sales decreased primarily due to $31 of lower fees under transition services agreements from a lower number of stores and distribution centers serviced, offset in part by $23 of higher sales from the professional services agreement with Save-A-Lot that began in December 2016.

Retail Identical Store Sales Variances
The following table summarizes identical store sales variances in percentages for Supervalu's Retail segment for the third quarter of fiscal 2018 and fiscal 2018 year-to-date:

	December 2, 2017 (12 weeks)	December 2, 2017 (40 weeks)
Identical store sales percent variance(1)	(3.5)%	(4.1)%
Average basket percent variance(2)	(0.1)%	—%
Customer count percent variance(3)	(3.4)%	(4.1)%

(1)	Retail identical store sales are defined as Net sales from stores operating for four full quarters, including store expansions and excluding fuel and planned store dispositions.

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

Gross Profit
The following table outlines the composition of and variances in Gross profit:

	Third Quarter Ended			Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	Variance	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)	Variance
Wholesale	$104	$83	$21	$345	$271	$74
% of Wholesale sales	3.6%	4.4%	(0.8)%	4.2%	4.6%	(0.4)%
Retail	272	288	(16)	915	944	(29)
% of Retail sales	26.7%	27.2%	(0.5)%	26.6%	26.8%	(0.2)%
Corporate	33	36	(3)	128	137	(9)
Total Gross profit	$409	$407	$2	$1,388	$1,352	$36
% of total Net sales	10.4%	13.6%	(3.2)%	11.8%	14.1%	(2.3)%
Third Quarter Variances
Wholesale’s gross profit for the third quarter of fiscal 2018 included $2 of merger and integration costs. When adjusted for this item, Wholesale’s gross profit increased $23 primarily due to $22 of increased total gross profit attributable to the acquired Unified business and $15 of higher gross margin from increased net sales, offset in part by $8 of increased trucking costs driven by higher sales volumes and increased third party trucking costs, and $5 of higher other operating costs. The acquired Unified business contributed an approximate 40 basis point decrease in Wholesale gross profit as a percent of Wholesale sales. The remaining decrease in Wholesale’s gross profit rate was attributable to the higher expenses noted above. Higher trucking costs are expected to continue into the fourth quarter, although to a lesser extent than the impacts in the third quarter of fiscal 2018. Following the completion of the integration of the Unified business, Supervalu expects gross margin rates attributable to the acquired Unified business to increase from the realization of cost synergies.
Retail’s gross profit decreased primarily due to $17 of lower gross margins from net decreased sales and higher levels of promotional activities.
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
Total Gross profit as a percent of total Net sales decreased due to the overall Wholesale sales mix and the contribution of Unified to the gross profit rate, which is expected to continue until the results of Unified have been included in the comparative results of operations.

Year-To-Date Variances
Wholesale’s gross profit for fiscal 2018 year-to-date included $2 of merger and integration costs. When adjusted for this item, Wholesale’s gross profit increased $76 primarily due to $81 of higher gross margin from increased net sales and $45 of gross profit attributable to the acquired Unified business, offset in part by $31 of increased trucking costs driven by higher sales volumes and increased third party trucking costs, and $16 of higher employee-related costs driven by higher sales volumes. The acquired Unified business contributed an approximate 40 basis point decrease in Wholesale gross profit as a percent of Wholesale sales. The remaining decrease in Wholesale’s gross profit rate was attributable to the higher expenses noted above.
Retail’s gross profit decreased primarily due to $28 of lower gross margin from net decreased sales and $8 from lower gross margin from higher promotional activities, offset in part by $8 of lower employee-related and shrink costs.
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
Selling and Administrative Expenses
Third Quarter Variances
Selling and administrative expenses for the third quarter of fiscal 2018 were $370 or 9.4 percent of Net sales, compared with $391 or 13.0 percent of Net sales last year, a decrease of $21 or 5.4 percent. Selling and administrative expenses for the third quarter of fiscal 2018 included net charges and costs of $6, comprised of store closure charges and costs of $3 and merger and integration costs of $3. Selling and administrative expenses for the third quarter of fiscal 2017 included a pension settlement charge of $41 and store closure charges and costs of $1. When adjusted for these items, the remaining increase of $15 in Selling and administrative expenses is primarily due $15 of higher employee-related costs driven by the acquired Unified business, acquired Retail stores and Corporate incentive compensation, $10 of other expenses and costs, including bad debt recoveries last year and higher contracted services expenses, and $4 of higher occupancy costs, offset in part by $7 of lower pension expense and $5 of lower depreciation and amortization. Supervalu expects to continue to incur higher employee-related costs within Selling and administrative expenses of Supervalu and within the Wholesale segment until the results of Unified have been included in the comparative results of operations.
Year-To-Date Variances
Selling and administrative expenses for fiscal 2018 year-to-date were $1,289 or 11.0 percent of Net sales, compared with $1,189 or 12.4 percent of Net sales last year, an increase of $100 or 8.4 percent. Selling and administrative expenses for fiscal 2018 year-to-date included net charges and costs of $84, comprised of an asset impairment charge of $42, merger and integration costs of $30, a legal reserve charge of $9, severance costs of $3 and store closure charges and costs of $2, offset by a gain on sale of property of $2. Selling and administrative expenses for fiscal 2017 year-to-date included a pension settlement charge of $41 and store closure costs of $4, offset in part by a fee received from a supply agreement termination fee of $9, a sales and use tax refund of $2 and a severance benefit of $1. When adjusted for these items, the remaining increase of $49 in Selling and administrative expenses is primarily due to $63 of higher employee-related costs driven by the acquired Unified business, acquired Retail stores and Corporate incentive compensation, $10 of higher occupancy costs driven primarily by the acquired Unified business and $10 of higher bad debt expense, offset in part by $23 of lower pension expense and $12 of lower depreciation and amortization.
Goodwill Impairment Charge
During the third quarter of fiscal 2017, Supervalu recorded a non-cash goodwill impairment charge of $15 in the Retail segment.
Operating Earnings
The following table outlines the composition of and variances in Operating earnings:

	Third Quarter Ended			Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	Variance	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)	Variance
Wholesale	$46	$52	$(6)	$169	$174	$(5)
% of Wholesale sales	1.6%	2.7%	(1.1)%	2.1%	2.9%	(0.8)%
Retail	(6)	(14)	8	(68)	(18)	(50)
% of Retail sales	(0.6)%	(1.3)%	0.7%	(2.0)%	(0.5)%	(1.5)%
Corporate	(1)	(37)	36	(2)	(8)	6
Total Operating earnings	$39	$1	$38	$99	$148	$(49)
% of total Net sales	1.0%	0.1%	0.9%	0.8%	1.5%	(0.7)%
Third Quarter Variances
Wholesale operating earnings for the third quarter of fiscal 2018 included merger and integration cost of $2. When adjusted for this item, the remaining $4 decrease in Wholesale operating earnings is primarily due to $17 of higher employee-related costs primarily due to the acquired Unified operations, $14 of higher other operating and administrative expenses, including occupancy costs, depreciation and amortization and contracted services, primarily due to the acquired Unified operations and $9 of increased trucking costs driven by higher sales volumes and increased third party trucking costs, offset in part by $22 of gross profit attributed to the acquired Unified business and $15 of higher gross margin from increased net sales.
Retail operating loss for the third quarter of fiscal 2018 included store closure charges and costs of $3. Retail operating loss for the third quarter of fiscal 2017 included a goodwill impairment charge of $15 and store closure charges and costs of $1. When adjusted for these items, the remaining $5 decrease in Retail operating earnings is primarily due to $17 of lower gross margins from net decreased sales and higher levels of promotional activities, offset in part by $8 of lower depreciation and amortization.
Corporate operating loss for the third quarter of fiscal 2018 included $3 of merger and integrations costs. Corporate operating loss for the third quarter of fiscal 2017 included a pension settlement charge of $41. When adjusted for these items, the remaining $2 decrease in Corporate operating earnings is primarily due to $6 of higher other administrative expenses and $4 of lower net fees received under services agreements, offset in part by $7 of lower pension expense. In fiscal 2018, the expected $40 decrease in TSA revenue from Albertson’s LLC and NAI is expected to negatively impact Corporate operating earnings in an amount equal to approximately three-quarters of the lost revenue.
Year-To-Date Variances
Wholesale operating earnings for fiscal 2018 year-to-date included a legal reserve charge of $9 and merger and integration costs of $2. Wholesale operating earnings for fiscal 2017 year-to-date included a supply agreement termination fee received of $9. When adjusted for these items, the remaining $15 increase in Wholesale operating earnings is primarily due to $81 of higher gross margin from increased net sales and $45 of gross profit attributable to the acquired Unified business, offset in part by $34 of increased administrative employee-related costs primarily due to the acquired Unified business, $31 of increased trucking costs driven by higher sales volumes and increased third party trucking costs, $16 of higher employee-related costs driven by higher sales volumes, $10 of higher depreciation and amortization, $8 of higher bad debt expense and $8 of higher other occupancy costs primarily due to the acquired Unified business.
Retail operating loss for fiscal 2018 year-to-date included an asset impairment charge of $42, store closure charges and costs of $2 and severance costs of $1. Retail operating loss for fiscal 2017 year-to-date included a goodwill impairment charge of $15 and store closure charges and costs of $5. When adjusted for these items, the remaining $25 decrease in Retail operating earnings is primarily due to $28 of lower gross margin from net decreased sales, $10 of higher employee-related costs and $8 of lower gross margins from higher promotional activities, offset in part by $18 of lower depreciation and amortization.
Corporate operating loss for fiscal 2018 year-to-date included net costs of $30, comprised of merger and integrations costs of $30 and severance costs of $2, offset in part by a gain on sale of property of $2. Corporate operating loss for fiscal 2017 year-to-date included a pension settlement charge of $41, offset in part by a sales and use tax refund of $2 and a severance benefit of $1. When adjusted for these items, the remaining $2 decrease in Corporate operating earnings is primarily due to $15 of higher employee-related costs, driven by incentive compensation, and $8 of net lower fees earned under services agreements, offset in part by $23 of lower pension expense.

Interest Expense, Net

	Third Quarter Ended		Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Interest expense on long-term debt, net of capitalized interest	$23	$32	$73	$103
Interest expense on capital lease obligations	5	4	16	15
Amortization of financing costs and discount	1	3	5	9
Other	—	2	6	9
Unamortized financing charges	—	—	3	5
Debt refinancing costs	—	—	2	2
Interest income	—	(1)	(2)	(2)
Interest expense, net	$29	$40	$103	$141
Interest expense, net decreased $11 in the third quarter of fiscal 2018 compared to last year primarily due to lower average outstanding borrowings under the Secured Term Loan Facility as a result of the $832 required prepayments related to the sale of Save-A-Lot in the fourth quarter of fiscal 2017, offset in part by additional interest expense associated with the $315 of additional borrowings under the Secured Term Loan Facility to finance the acquisition of Unified.
Interest expense, net for fiscal 2018 year-to-date included costs and charges of $5 related to the refinancing of the Secured Term Loan Facility, comprised of unamortized financing charges of $3 and debt refinancing costs of $2. Interest expense, net for fiscal 2017 year-to-date included costs and charges of $7 related to the amendment and prepayments of the Secured Term Loan Facility, comprised of unamortized financing charges of $5 and debt refinancing costs of $2. When adjusted for these items, Interest expense, net decreased $36 primarily due to lower average outstanding borrowings under the Secured Term Loan Facility as a result of the $832 required prepayments related to the sale of Save-A-Lot in the fourth quarter of fiscal 2017, offset in part by additional interest expense associated with the $315 of additional borrowings under the Secured Term Loan Facility to finance the acquisition of Unified.
Income Tax Benefit
Income tax benefit for the third quarter of fiscal 2018 was $8, or negative 77.1 percent of earnings from continuing operations before income taxes, compared with an income tax benefit of $27, or 71.6 percent of loss from continuing operations before income taxes last year. The income tax benefit for the third quarter of fiscal 2018 includes a $12 non-cash income tax benefit related to a reserve release for uncertain tax positions, and the income tax benefit for the third quarter of fiscal 2017 includes a $9 non-cash deferred tax benefit and $3 of additional discrete tax benefits primarily related to a pension settlement charge and goodwill impairment charge in the third quarter of fiscal 2017.
Income tax benefit for fiscal 2018 year-to-date was $7, or 478.1 percent of loss from continuing operations before income taxes, compared with an income tax benefit of $11, or negative 112.6 percent of earnings from continuing operations before income taxes last year.  The change in income tax benefit is primarily due to the decrease in earnings from continuing operations before taxes. The income tax benefit for fiscal 2018 year-to-date includes $6 of net discrete tax benefits primarily resulting from a reduction to the long-term tax liability related to uncertain tax positions due to the lapse of the statute of limitations, offset in part by the excess tax expense as a result of the adoption of ASU 2016-09. The income tax benefit for fiscal 2017 year-to-date includes $12 of discrete tax benefits primarily due to the pension settlement charge and certain deferred tax items.
ASU 2016-09 was adopted in the first quarter of fiscal 2018 and applies prospectively to the Condensed Consolidated Statements of Operations. Upon the exercise or cancellation of a stock option or the lapse of restrictions on other stock-based awards, the tax effect of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes is now recorded as a discrete item in Income tax benefit in the quarter these activities occur. These items were historically recorded in Additional paid-in capital.

Net Earnings (Loss) from Continuing Operations
Third Quarter Variances
Net earnings from continuing operations for the third quarter of fiscal 2018 were $18, compared with net loss from continuing operations of $11 last year. Net earnings from continuing operations for the third quarter of fiscal 2018 included after-tax net charges and costs of $5, comprised of merger and integration costs of $4 and store closure charges and costs of $1. Net loss from continuing operations for the third quarter of fiscal 2017 included after-tax net charges and costs of $25, comprised of a pension settlement charge of $24, a goodwill impairment charge of $9 and store closure charges and costs of $1, offset in part by a deferred income tax benefit of $9. When adjusted for these items, the remaining $9 after-tax increase in net earnings from continuing operations is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Benefit sections above. The third quarter of fiscal 2018 included a non-cash discrete tax benefit that contributed $12 to net earnings from continuing operations.
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
Year-To-Date Variances
Net earnings from continuing operations for fiscal 2018 year-to-date was $5, compared with net earnings from continuing operations of $21 last year. Net earnings from continuing operations for fiscal 2018 year-to-date included after-tax net costs and charges of $60, comprised of an asset impairment charge of $27, merger and integration costs of $23, a legal reserve charge of $6, unamortized debt financing charges of $2, severance costs of $1, debt refinancing costs of $1 and store closure charges and costs of $1, offset in part by a gain on sale of property of $1. Net earnings from continuing operations for fiscal 2017 year-to-date included after-tax net costs and charges of $24, comprised of a pension settlement charge of $24, a goodwill impairment charge of $9, store closure costs of $4, unamortized debt financing charges of $3 and refinancing costs of $1, offset in part by a deferred income tax benefit of $9, a fee received from a supply agreement termination fee of $6, a sales and use tax refund of $1 and a severance benefit of $1. When adjusted for these items, the remaining $20 after-tax increase in net earnings from continuing operations is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Benefit sections above.
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
Definitions
Supervalu defines Adjusted EBITDA as Net earnings (loss) from continuing operations, plus Interest expense, net and Income tax (benefit) provision, less Net earnings attributable to noncontrolling interests calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, LIFO charge (credit), certain employee-related costs and pension-related charges (including severance costs, pension settlement charges, multiemployer pension withdrawal charges, accelerated stock-based compensation charges and other items), certain non-cash asset impairment and other charges (including asset write-offs, store closures and market exits), certain gains and losses on the sale of property, goodwill and intangible asset impairment charges, costs related to the separation of businesses, legal settlement charges and gains, contract breakage costs and certain other non-cash charges or items, as determined by management.
The following table reconciles Adjusted EBITDA to Net earnings (loss) from continuing operations:

	Third Quarter Ended		Year-To-Date Ended
	December 2, 2017 (12 weeks)	December 3, 2016 (12 weeks)	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)
Net earnings (loss) from continuing operations	$18	$(11)	$5	$21
Less net earnings attributable to noncontrolling interests	—	(1)	(1)	(3)
Income tax benefit	(8)	(27)	(7)	(11)
Interest expense, net	29	40	103	141
Depreciation and amortization	48	48	160	159
LIFO charge	1	1	4	3
Asset impairment charge(1)	—	—	42	—
Merger and integration costs(2)	5	—	32	—
Legal reserve charge(3)	—	—	9	—
Store closure charges and costs(4)	3	1	2	5
Severance costs (benefit)(5)	—	—	3	(1)
Gain on sale of property(6)	—	—	(2)	—
Sales and use tax refunds(7)	—	—	—	(2)
Supply agreement termination fees(8)	—	—	—	(9)
Pension settlement charge(9)	—	41	—	41
Goodwill impairment charge(10)	—	15	—	15
Adjusted EBITDA	$96	$107	$350	$359

(1)	Asset impairment charge reflects a non-cash write-down of a Retail geographic market asset group.

(2)
Merger and integration costs relate to the acquisition and integration of Unified and AG Florida and primarily reflect employee severance and transition costs, acquisition costs and a multiemployer pension withdrawal charge. Supervalu expects to incur $34 to $44 of merger and integration costs related to Unified and AG Florida in fiscal 2018.

(3)	Legal reserve charge reflects a settlement for certain legal proceedings.

(4)	Store closure charges and costs include impairment, severance and related costs due to store closures, including the sale of pharmacy prescription files related to a store closure.

(5)	Severance costs primarily reflect termination costs for employees who are not part of Supervalu's on-going business.

(6)	Gain on sale of property reflects a surplus property sale for a store that was previously impaired and adjusted as a store closure charge.

(7)	Sales and use tax refunds reflect refunds received related to prior years.

(8)	Supply agreement termination fees reflect cash gains related to the termination of supply agreements.

(9)	Pension settlement charge reflects lump sum settlement payments made to certain deferred vested pension plan participants under a lump sum payment option window offered by Supervalu.

(10)
Goodwill impairment charge relates to Supervalu’s Retail business as a result of an interim impairment review conducted during the third quarter of fiscal 2017. The intangible asset impairment charge relates to Supervalu's non-exercise of certain options to purchase operating assets

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility increased $87 to $835 as of December 2, 2017 from $748 as of February 25, 2017.

•
In fiscal 2018 year-to-date, Supervalu completed the refinancing of the Secured Term Loan Facility due March 2019, which among other changes, reduced the interest rate by 1.00 percent for both LIBOR and Prime based loans and extended the maturity to June 2024, subject to certain acceleration provisions.

•
Cash and cash equivalents decreased $286 to $46 as of December 2, 2017 from $332 as of February 25, 2017, primarily due to the net cash used in operating and investing activities of continuing operations in fiscal 2018 year-to-date.

•
Total debt increased $445 to $1,708 as of December 2, 2017 from $1,263 as of February 25, 2017, net of unamortized debt financing costs and original issue discount, primarily related to the additional borrowings under the Secured Term Loan Facility to finance the Unified acquisition, new loans to finance the Harrisburg, Pennsylvania distribution center acquisition and related improvements, and seasonal borrowings under the Revolving ABL Credit Facility.

•	Scheduled debt maturities of $2 and no required prepayments are due in the remainder of fiscal 2018.

•	Payments to reduce capital lease obligations are expected to be $6 for the remainder of fiscal 2018 and approximately $27 in fiscal 2019.

•
Working capital of continuing operations increased $82 to $610 as of December 2, 2017 from $528 as of February 25, 2017, excluding the impacts of the LIFO reserve, primarily due to seasonal inventory increase, acquired working capital from the Unified acquisition and a decrease in income taxes payable, offset in part by a reduction in the cash balance that was utilized in the acquisition of Unified and the seasonal inventory and an increase in accounts payable related to the seasonal inventory increase.

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
Cash Flow Information
The following summarizes Supervalu’s Condensed Consolidated Statements of Cash Flows:

	Year-To-Date Ended
	December 2, 2017 (40 weeks)	December 3, 2016 (40 weeks)	Variance
Cash flow activities
Net cash (used in) provided by operating activities – continuing operations	$(44)	$150	$(194)
Net cash used in investing activities – continuing operations	(328)	(137)	(191)
Net cash provided by (used in) financing activities – continuing operations	137	(10)	147
Net cash (used in) provided by discontinued operations	(51)	4	(55)
Net (decrease) increase in cash and cash equivalents	(286)	7	(293)
Cash and cash equivalents at beginning of period	332	57	275
Cash and cash equivalents at the end of period	$46	$64	$(18)
The increase in net cash used in operating activities from continuing operations in fiscal 2018 year-to-date compared to last year is primarily due to cash utilized for net working capital and other assets and liabilities to support higher Wholesale sales volumes and lower cash generated from earnings.
The increase in net cash used in investing activities in fiscal 2018 year-to-date compared to last year is primarily due to cash paid this year to acquire Unified and distribution centers in Harrisburg, Pennsylvania and Joliet, Illinois.
The increase in net cash provided by financing activities in fiscal 2018 year-to-date compared to last year is primarily due to the delayed draw term loan facility of $315, which was drawn down in full in the second quarter of fiscal 2018 for the purpose of consummating the acquisition of Unified, debt repayments of $99 made in the first quarter of fiscal 2017 that were not required in the first quarter of fiscal 2018, and new loans in fiscal 2018 year-to-date to finance the Harrisburg, Pennsylvania distribution center acquisition and related improvements. These items were partially offset by the repayment of acquired long-term debt associated with the Unified acquisition of $285 and lower net borrowings under the Revolving ABL Credit Facility in fiscal 2018 year-to-date.
The increase in net cash used in discontinued operations in fiscal 2018 year-to-date compared to last year is primarily due to the taxes paid in the first quarter of fiscal 2018 related to the sale of Save-A-Lot and cash generated from Save-A-Lot operations last year, net of discontinued operations cash paid for capital expenditures.
Credit Facilities and Debt Agreements
Total debt and capital lease obligations, net of unamortized debt financing costs and original issue discount, increased $431 to $1,906 as of December 2, 2017 from $1,475 as of February 25, 2017. The increase in total debt and capital lease obligations is primarily due to the $315 of additional borrowings under the Secured Term Loan Facility to finance the acquisition of Unified, new loans to finance the acquisition of the Harrisburg, Pennsylvania distribution center and related improvements and seasonal borrowings under the Revolving ABL Credit Facility, offset in part by capital lease payments of $20.
Refer to Note 6—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of Supervalu's credit facilities and certain long-term debt agreements and additional information.
Capital Expenditures
Capital expenditures in fiscal 2018 year-to-date were $235, including capital lease additions but excluding cash paid for business acquisitions, and primarily consisted of investments in two new distribution centers, Retail store remodels and technology improvements. In addition, Supervalu paid $114 to acquire the equity interests of Unified in fiscal 2018 year-to-date.

Capital expenditures for fiscal 2018 are estimated to be approximately $310 to $335, including capital expenditures attributable to the acquired Unified business, and primarily relate investments in two new distribution centers and related improvements, investments in existing distribution centers, Retail store remodels and information technology investments.
Supervalu defines capital expenditures as cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and excludes payments for business acquisitions and capitalized property, plant and equipment obligations for which cash payment has not been made and obligations exist within Accounts payable.
Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $2 and $2 in fiscal 2018 and 2017 year-to-date, respectively.
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

Multiemployer Pension Plans
Supervalu contributes to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During fiscal 2018 and 2017 year-to-date, Supervalu contributed $31 and $31, respectively, to these multiemployer pension plans. There have been no material changes in Supervalu's multiemployer pension plan arrangements since the end of fiscal 2017. Refer to Item 7 of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 for information regarding these arrangements.
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
Contractual Obligations
As a result of the Unified acquisition, Supervalu’s contractual obligations increased. The contractual obligations in the table below reflect continuing operations contractual obligations as of December 2, 2017 after giving effect to the acquisition of Unified:

	Payments Due Per Period
	Total	Remaining Fiscal 2018	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$1,736	$2	$12	$134	$796	$792
Interest on long-term debt(4)	519	9	102	203	152	53
Operating leases(5)	334	11	64	109	59	91
Capital leases(6)	268	7	40	74	58	89
Purchase obligations(7)	320	107	72	111	30	—
Self-insurance obligations(8)	72	8	18	20	10	16
Total contractual obligations	$3,249	$144	$308	$651	$1,105	$1,041

(1)
Because the timing of certain future payments beyond fiscal 2018 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude Supervalu’s discretionary funding of its pension and required funding of its postretirement benefit obligations, which totaled $62 for fiscal 2017 and $2 for fiscal 2018 year-to-date, and multiemployer pension plan contributions, which totaled $43 for fiscal 2017 and $31 for fiscal 2018 year-to-date. Pension and postretirement benefit obligations were $390 as of December 2, 2017, which includes $105 of pension and postretirement benefit obligations from Unified. Supervalu expects to contribute $5 to $10 to pension and postretirement benefit plans during fiscal 2018, but is not required to make minimum pension contributions.

(2)
Unrecognized tax benefits, which totaled $39 as of December 2, 2017, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per fiscal period for 2018 through thereafter exclude any Excess Cash Flow prepayments, which may be required under the provisions of the Secured Term Loan Facility because the amount of such future prepayment amounts, if any, are not reasonably estimable as of December 2, 2017.

(4)
Amounts include contractual interest payments using the interest rate as of December 2, 2017 applicable to Supervalu’s variable interest debt instruments (including variable interest rates under the Secured Term Loan Facility that have been swapped to fixed interest rates) and stated fixed rates for all other debt instruments.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which Supervalu is also obligated, offset by minimum subtenant rentals of $77, $2, $14, $27, $16 and $18, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which Supervalu is also obligated, offset by minimum subtenant rentals of $21, $1, $5, $6, $5 and $4, respectively.

(7)
Supervalu’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of December 2, 2017, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, Supervalu enters into supply contracts to purchase product for resale to Wholesale customers and to consumers, which are typically of a short-term nature with limited or no purchase commitments. The majority of Supervalu’s supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

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

ITEM 4. CONTROLS AND PROCEDURES
Management of Supervalu, including the Chief Executive Officer and the Interim Chief Financial Officer, have evaluated the effectiveness of Supervalu’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 2, 2017. Based on this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that Supervalu’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Supervalu in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to Supervalu’s management, including Supervalu’s Chief Executive Officer and Interim Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There has been no change to Supervalu’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, Supervalu’s internal control over financial reporting.
On June 23, 2017, Supervalu completed its acquisition of Unified. Management continues to evaluate the internal controls and procedures of Unified.  Management continues to integrate Unified’s internal control over financial reporting with Supervalu’s internal control over financial reporting. This integration may lead to changes in the internal control over financial reporting for Supervalu in future fiscal periods.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of Supervalu’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. There were no material changes in risk factors for Supervalu from those disclosed in the Form 10-K other than the risks described below.
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
On June 23, 2017, Supervalu acquired Unified Grocers, Inc. (“Unified”), a West Coast focused wholesale grocery and specialty distributor. On December 8, 2017, Supervalu acquired Associated Grocers of Florida, Inc. (“AG Florida”), a retailer-owned cooperative that distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia. The process of integrating both Unified and AG Florida may be disruptive to Supervalu’s business operations and may distract Supervalu’s management team from their day-to-day responsibilities.
There can also be no assurance that Supervalu will be able to successfully integrate Unified and AG Florida to achieve the operational efficiencies, including synergistic and other benefits of the acquisitions, or effectively retain key employees and maintain and grow customer relationships. Any of these risks or uncertainties could adversely affect Supervalu’s business, financial condition, results of operations or cash flows.
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
Pharmacy: Supervalu is required to meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, record keeping and distribution of controlled substances. During the past several years, the United States health care industry has been subject to an increase in governmental regulation and audits at both the federal and state levels. For example, see Note 13—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the caption “Legal Proceedings” for a discussion of the administrative subpoena issued to Supervalu by the DEA requesting, among other things, information on Supervalu’s pharmacy policies and procedures generally as well as the production of documents that are required to be kept and maintained by Supervalu pursuant to the Controlled Substances Act and its implementing regulations. Additionally, the Patient Protection and Affordable Care Act made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for multi-source (i.e., generic) drugs. This change will affect Supervalu’s reimbursement. In addition, the Patient Protection and Affordable Care Act made other changes that affect the coverage and plan designs that are or will be provided by many of Supervalu’s health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees. These Patient Protection and Affordable Care Act changes may not affect Supervalu’s business directly, but they could indirectly impact Supervalu’s services and/or business practices.
Wage Rates and Paid Leave: Changes in federal or state minimum wage and overtime laws or employee paid leave laws could cause Supervalu to incur additional wage costs, which could adversely affect Supervalu’s operating margins.
Foreign Operations: Supervalu’s supplier base includes domestic and foreign suppliers. In addition, Supervalu has customers located outside the United States and the acquisition of AG Florida expands Supervalu’s Wholesale business to additional customers beyond the U.S. Accordingly, political or financial instability in these foreign countries, changes in U.S. and foreign relationships, laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations could adversely impact Supervalu’s financial condition and results of operations. In addition, Supervalu is required to comply with laws and regulations governing export controls, and ethical, anti-bribery and similar business practices such as the Foreign Correct Practices Act. Additionally, foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our foreign operations, and could adversely affect our financial condition and results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
September 10, 2017 to October 7, 2017	—	$—	—	$—
Second four weeks
October 8, 2017 to November 4, 2017	413	$15.03	—	$—
Third four weeks
November 5, 2017 to December 2, 2017	—	$—	—	$—
Totals	413	$15.03	—	$—

(1)	The reported periods conform to Supervalu's fiscal calendar composed of thirteen 28-day periods. The third quarter of fiscal 2018 contains three 28-day periods.

(2)
These amounts include the deemed surrender by participants in Supervalu's compensatory stock plans of 413 shares of previously issued common stock. These are from the vesting of restricted stock awards and restricted stock units granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated as of October 17, 2017, by and among Associated Grocers of Florida, Inc., SUPERVALU INC. and Gator Merger Sub Inc.(incorporated by reference to Exhibit 2.1 to Supervalu’s Quarterly Report on Form 10‑Q for the quarter ended September 9, 2017 filed with the SEC on October 18, 2017).*

2.2
Agreement and Plan of Merger, dated as of April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and West Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on April 11, 2017).*

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the third quarter ended December 2, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: January 10, 2018	/s/ ROB N. WOSETH
Rob N. Woseth Executive Vice President, Chief Strategy Officer, Interim Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of October 17, 2017, by and among Associated Grocers of Florida, Inc., SUPERVALU INC. and Gator Merger Sub Inc.(incorporated by reference to Exhibit 2.1 to Supervalu’s Quarterly Report on Form 10‑Q for the quarter ended September 9, 2017 filed with the SEC on October 18, 2017).*

2.2
Agreement and Plan of Merger, dated as of April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and West Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on April 11, 2017).*

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the third quarter ended December 2, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.