Form 10-K
period 2018-02-24
SUPERVALU INC
filed 2018-04-24
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 24, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 8, 2017 was approximately $750,406,810 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange).
As of April 20, 2018, there were 38,405,453 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

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
PART I
ITEM 1.     BUSINESS
SUPERVALU INC., a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870s. Unless otherwise indicated, all references to “Supervalu,” “we,” “us,” “our,” “ourselves” and the “Company” in this Annual Report on Form 10-K relate to SUPERVALU INC. and its wholly and majority-owned subsidiaries. All dollar and share amounts in this Annual Report on Form 10-K are in millions, except per share data and where otherwise noted. Our fiscal years end on the last Saturday of February and contain either 52 or 53 weeks. All references to fiscal 2018, 2017 and 2016 relate to the 52-week fiscal years ended February 24, 2018, February 25, 2017 and February 27, 2016, respectively. Our business is classified into two reportable segments: Wholesale and Retail.
Company Background
Our core business is the distribution of grocery and other products and provision of logistics and professional service solutions to retailers across the United States. Our Wholesale segment includes a network of 28 distribution centers covering approximately 21 million square feet from which we supply a broad assortment of over 175 thousand stock-keeping units (“SKUs”) to retailers, including independent retailers operating diverse formats, regional and national chains, including our corporate-owned retail stores, and military commissaries.
During fiscal 2018, we expanded our Wholesale capabilities and distribution network through the acquisition of Unified Grocers, Inc. (“Unified”) and Associated Grocers of Florida, Inc. (“AG Florida”). We now serve customers in nearly all U.S. states and internationally, including in the Caribbean, Central and South America, and Asia.
Our Wholesale business provides several sources of value enabling our customers to better serve their consumers. Our value proposition includes scale efficiencies in procurement, logistics, and merchandising; a broad assortment of products, including an industry-leading portfolio of private brands, ethnic and specialty offerings; and a suite of professional services offerings.
The continuing operations of our Retail segment includes 114 stores under the three banners of Cub Foods, Shoppers Food & Pharmacy and Hornbacher’s. We believe our Retail banners have strong local and regional brand recognition in the markets in which they operate. Our Retail segment leverages our Wholesale value proposition to offer consumers a shopping experience that includes an assortment of products and services at competitive prices through a network of well-maintained stores.
Strategic Transformation
We initiated a strategic transformation in 2016 to become the wholesale supplier of choice for grocery retailers across the United States, while also executing initiatives to deliver long-term shareholder value. Our strategic transformation has impacted each of our segments, including at our leadership level where we have appointed new Wholesale leadership to grow our business and drive operational improvements and synergistic integrations of our acquired businesses and new Retail leadership to make fundamental changes and further align retail initiatives with our wholesale operations. We expect to continue to execute on our transformation and value-enhancing initiatives.
Sales from our Wholesale operations represent approximately 80 percent of our aggregate annual net sales from continuing operations for our fourth quarter of fiscal 2018, when considering the pro forma sales from the Unified and AG Florida businesses that we acquired during fiscal 2018. This compares to approximately 44% in the fourth quarter of fiscal 2016.
To achieve our strategic transformation, we have executed and continue to execute on four strategic pillars:

•	Grow our Core Wholesale Business

◦
The addition of more than $5 billion in run-rate sales to grow our core Wholesale business to nearly $13 billion when annualizing the sales from Unified and AG Florida. These acquisitions plus the addition of significant new Wholesale customers, such as The Fresh Market, drove this growth in fiscal 2018.

◦
We made strategic capital investments of approximately $135 in fiscal 2018 toward the purchase and improvement of distribution warehouses, including Harrisburg, PA and Joliet, IL, to support the growth of our Wholesale business including our Market Centre division that supplies specialty and ethnic foods and non-food products, to solidify our East coast distribution and to enable further growth in certain key markets.

•	Optimize our Asset Base

◦	We entered into agreements to sell a majority of our Farm Fresh retail stores and pharmacy assets for a total of $53 in March 2018.

◦
We announced that we are pursuing the sale of our corporately owned and operated retail operations of Shop n’ Save (based in St. Louis) and Shop ‘n Save East (with stores in West Virginia, Maryland, Pennsylvania and Virginia) in April 2018. These operations along with Farm Fresh are now reported in discontinued operations.

◦
These three retail banners had generated combined losses in fiscal 2018 from operations and Adjusted EBITDA in each case prior to discontinued operations presentation, which previously included the impact of corporate and additional supply chain expense allocations, and other expense.

◦	We sold our minority interest in an entity that operates multiple franchised Cub Foods stores in the Minneapolis / St. Paul, Minnesota market in February 2018.

•	De-lever the Balance Sheet

◦
We completed the sale of Save-A-Lot for $1.3 billion in December 2016, significantly reducing our debt, fundamentally improving our balance sheet, eliminating high levels of capital expenditures for retail operations, and increasing flexibility and resources available to execute our wholesale growth strategy.

◦
We announced a sale leaseback transaction in April 2018 for eight of our distribution centers with expected gross proceeds of approximately $483 before costs and taxes which net proceeds will be used to further reduce outstanding debt and fundamentally improve our balance sheet.

•	Strategic and Opportunistic Mergers and Acquisitions

◦
We expanded our Wholesale business and distribution network on the West Coast through the acquisition of Unified on June 23, 2017, a business that had $3.7 billion of annual net sales, including Market Centre.

◦
We expanded our Wholesale business and distribution network in Florida through the acquisition of AG Florida on December 8, 2017, a business that had $0.6 billion in annual net sales, including international customers and specialty and ethnic foods to local wholesale customers.

◦
We have increased our expected run-rate cost synergies to approximately $95 to be achieved by the end of third year following the respective closings of the Unified and AG Florida transactions, of which we realized approximately $23 in fiscal 2018.

◦
We expect the food wholesale industry consolidation to continue and believe our strategy enables us to build upon the recent acquisitions of Unified and AG Florida to further grow and expand capabilities through merger and acquisition opportunities.

Wholesale
We organize and operate our Wholesale segment through three geographic regions: East, Central and West. In fiscal 2018, our Wholesale network supplied 48 states, shipped internationally, served as a primary grocery supplier to approximately 3,323 stores, and served as a secondary grocery supplier to approximately 2,462 stores. Our Wholesale customers include single and multiple independent grocery store operators, regional chains and the military, many of which are long tenured customers. The following charts depict the mix of our Wholesale customers and the tenure of our top 25 Wholesale customers by net sales:

(1)
Unified’s net sales include domestic and international net sales of Unified for the 35 weeks ended February 24, 2018. On a pro forma basis, Unified’s net sales would have been $3,715 if their sales results for the 16 weeks prior to the acquisition date had been included in our fiscal 2018 results.

(2)
AG Florida’s net sales include domestic and international net sales of AG Florida for the 11 weeks ended February 24, 2018. On a pro forma basis, AG Florida’s net sales would have been $644 if their sales results for the 41 weeks prior to the acquisition date had been included in our fiscal 2018 results.

(3)
The 20+ Years tenure percentage for the top 25 customers decreased in fiscal 2018 from 68 percent in fiscal 2017 primarily attributable to organic sales growth from two recently affiliated large customers.

(4)
Wholesale primary stores is defined as a customer location that has received over a certain dollar threshold of Wholesale product for each of the last three fiscal periods in a given quarter and purchases two or more product groups.

We have established a national network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and home, health and beauty care products. As of February 24, 2018, the network was comprised of 28 distribution facilities, seven of which supply our own Retail stores in addition to stores of Wholesale customers. For financial reporting purposes, sales from our distribution centers to our own Retail stores are eliminated within the Wholesale segment. Deliveries to Retail stores are made from our distribution centers by our trucks, third-party independent trucking companies or customer-owned trucks.
We offer Wholesale customers a wide variety of food and non-food products, including national and regional brands, and our own extensive lines of private label products. We also offer a broad array of professional services that provide Wholesale customers with cost-effective and scalable solutions. These services include pass-through programs in which vendors provide services directly to our Wholesale customers, as well as services and solutions we develop and provide directly. Our services include retail store support, advertising, couponing, e-commerce, network and data hosting solutions, training and certifications classes, and administrative back-office solutions. The sales and operating results for these services are included within Wholesale.
As a logistics provider, efficiency is an important customer service measure. We optimize our facilities to implement leading warehouse technology, ranging from radio-frequency devices guiding selectors to mechanized facilities with completely automated order selection for dry groceries that help us deliver aisle-ready pallets to Wholesale customers. Our Wholesale segment also focuses on improving our supply chain to achieve labor and cost efficiencies.
The acquisitions of Unified and AG Florida have expanded our national supply network and distribution center footprint, as represented in the following map, which indicates the locations of our distribution centers, related wholesale primary stores and our own retail stores:

Store Locations Supplied and Distribution Centers(1)

Unified Grocers®
Associated Grocers of Florida
Alaska
Hawaii
Guam
Caribbean/
Central America
Distribution Centers
pre-existing customer location of Supervalu
customer location acquired in the Unified acquisition
customer location acquired in the AG Florida acquisition

(1)	The above map approximates the total number of Wholesale primary stores we supply, and excludes certain international locations that do not classify as Wholesale primary stores.
Retail
We conduct the continuing operations of our Retail segment through a total of 114 stores, as of February 24, 2018, primarily organized under the three retail grocery banners of Cub Foods, Shoppers Food & Pharmacy, and Hornbacher’s. Our Retail stores provide an extensive grocery offering and, depending on size, a variety of additional products, including general merchandise, home, health and beauty care, and pharmacy. We offer national and regional brands as well as our own private label products. Depending on the banner, a typical Retail store carries approximately 16,000 to 21,000 core SKUs and ranges in size from approximately 50,000 to 70,000 square feet.
We believe our Retail banners have strong local and regional brand recognition in the markets in which they operate. Our Retail continuing operations are supplied by seven distribution centers that are part of the Wholesale segment providing wholesale distribution to both our own Retail stores and stores of Wholesale customers.
During the fourth quarter of fiscal 2018, we announced the exit of our Farm Fresh banner and that we are pursuing the sale of certain of our corporately owned and operated retail operations consisting of Shop ‘n Save in the St. Louis, Missouri area (“Shop ‘n Save”) and our Shop ‘n Save stores located in Maryland, Pennsylvania and West Virginia (“Shop ‘n Save East”). These retail assets have been classified as held for sale and the historical results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Consolidated Financial Statements for all periods presented. Throughout this Annual Report on Form 10-K references to the Retail segment exclude these retail assets that are held for sale.
Sale of Save-A-Lot
On December 5, 2016, we completed the sale of Save-A-Lot to SAL Acquisition Corp (f/k/a Smith Acquisition Corp), an affiliate of Onex Partners Managers LP, for a purchase price of approximately $1.3 billion in cash. The sale of Save-A-Lot was completed pursuant to the terms of the Agreement and Plan of Merger, dated as of October 16, 2016 (“SAL Merger Agreement”), by and among SAL Acquisition Corp, SAL Merger Sub Corp (f/k/a Smith Merger Sub Corp), a newly formed wholly owned subsidiary of the SAL Acquisition Corp, Supervalu and Moran Foods, LLC (“Moran Foods”), a wholly owned subsidiary of Supervalu prior to the sale. Concurrently with entering into the SAL Merger Agreement, Supervalu and Moran Foods also entered into a Separation Agreement (the “Separation Agreement”) pursuant to which, among other things, the assets and liabilities of the Save-A-Lot business were transferred to and assumed by Moran Foods prior to the completion of the sale. The assets, liabilities, operating results, and cash flows of the Save-A-Lot business are reported within discontinued operations in the Consolidated Financial Statements for all periods presented.

Corporate
In connection with the sale of Save-A-Lot on December 5, 2016, Supervalu and Moran Foods entered into a Services Agreement, pursuant to which we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. The initial annual base charge under the Services Agreement is $30, subject to adjustments.
We provide back-office administrative support services under the transition services agreements (“TSA”) with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC (“Albertson’s”) and also provide services as needed to transition and wind down the TSA with NAI and Albertson’s. We anticipate our services to NAI and Albertson’s and our revenue under the TSA will end in September 2018, subject to limited extensions of services at NAI’s and Albertson’s election.
Products
We offer a wide variety of nationally advertised brand name and private-label products, including grocery (both perishable and nonperishable), general merchandise, home, health and beauty care, and pharmacy, which are sold through our Wholesale segment to Wholesale customers and through Supervalu-operated Retail stores to shoppers. We believe that we have adequate and alternative sources of supply for most of our purchased products.
The following table provides additional detail on the amounts and percentages of Net sales for each group of similar products sold in the Wholesale and Retail segments, and service agreement revenue in Corporate:

	2018 (52 weeks)		2017 (52 weeks)		2016 (52 weeks)
Wholesale:
Nonperishable grocery products(1)	$7,634	54%	$5,579	52%	$5,753	51%
Perishable grocery products(2)	3,241	23	1,969	18	2,025	18
Services to wholesale customers and other	179	1	157	1	157	1
	11,054	78%	7,705	71%	7,935	70%
Retail:
Nonperishable grocery products(1)	$1,612	12%	$1,663	15%	$1,731	15%
Perishable grocery products(2)	1,002	7	1,026	9	1,072	10
Pharmacy products	302	2	312	3	316	3
Other	27	—	27	—	26	—
	2,943	21%	3,028	27%	3,145	28%
Corporate:
Service agreement revenue(3)	$160	1%	$179	2%	$203	2%
Net sales	$14,157	100%	$10,912	100%	$11,283	100%

(1)	Includes such items as dry goods, dairy, frozen foods, beverages, general merchandise, home, health and beauty care and candy

(2)	Includes such items as meat, produce, deli and bakery

(3)	Includes revenue under the Services Agreement with Save-A-Lot and the TSA with NAI and Albertson’s
Private-Label Products
Our private-label products are produced to our specification by many suppliers and compete in most categories. Private-label products include: the premium brands CULINARY CIRCLE® and STOCKMAN AND DAKOTA®, which offer unique, premium quality products in highly competitive categories; WILD HARVEST®, which is free from over 140 undesirable ingredients; core brands ESSENTIAL EVERYDAY®, EQUALINE®, SPRINGFIELD®, and category-specific brands ARCTIC SHORES SEAFOOD COMPANY®, BABY BASICS®, FARM STAND®, STONE RIDGE CREAMERY®, GOLDEN CRÈME® and SUPER CHILL®, which provide shoppers quality national brand equivalent products at a competitive price; and the value brands SHOPPER’S VALUE® and SPECIAL VALUE®, which offer budget conscious consumers quality alternatives to national brands at substantial savings.

Trademarks
We offer Wholesale customers the opportunity to franchise a concept or license a service mark. These programs help our Wholesale customers compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private-label products and other benefits. We are the franchisor or licensor of certain banner store service marks such as CUB FOODS®, FESTIVAL FOODS®, SENTRY, COUNTY MARKET®, NEWMARKET®, FOODLAND®, JUBILEE® and SUPERVALU®. Additionally, we added SPRINGFIELD, GOLDEN CRÈME and SPECIAL VALUE banner service marks through the acquisition of Unified. In conjunction with our licensing and franchise arrangements, we maintain wholesale distribution agreements with our licensees and franchisees, primarily under the CUB FOODS®, FESTIVAL FOODS®, SENTRY® and RAINBOW FOODS® banners.
We file a substantial number of our trademarks/service marks with the United States Patent and Trademark Office, including for many of our private-label product brands. U.S. trademark and service mark registrations are for a term of ten years, and renewable every ten years as long as the trademark or service mark is used in the regular course of trade. We consider certain of our trademarks and service marks to be of material importance to our Wholesale and Retail segments and actively defend and enforce such trademarks and service marks. Solely for convenience, our trademarks, service marks or tradenames may appear in this Annual Report on Form 10-K without the corresponding ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent, our rights to such trademarks, service marks and tradenames.
Working Capital
Normal operating fluctuations in working capital balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. Our working capital needs are generally greater during the months leading up to high sales periods, such as the time period from prior to Thanksgiving through December. We typically finance these working capital needs with funds provided by operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories. There are no unusual industry practices or requirements relating to working capital.
Seasonality and Reporting Periods
Overall product sales are fairly balanced throughout the year, although demand for certain products of a seasonal nature may be influenced by holidays, changes in seasons or other annual events. Our first quarter consists of 16 weeks, while all of our other quarters consist of 12 weeks, and all of our quarters typically include a major holiday.
Competition
Our Wholesale and Retail segments each operate in highly competitive environments.
Wholesale competes directly with a number of traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems. We compete in this business on the basis of price, quality, assortment, schedule and reliability of deliveries and services, service fees and distribution facility locations.
We believe that our success is dependent upon the ability of the stores of our Wholesale customers, as well as our own stores, to compete successfully. We also compete to attract and maintain licensed and franchised operators to operate stores to which we provide wholesale distribution and services. This competition generally takes the form of alternative investment formats, such as a potential or existing licensee’s investment in fast food restaurants, dollar stores, specialty supermarkets, drug stores and other potential investments.
Principal competition for our Retail segment, as well as for our Wholesale customers, comes from traditional grocery retailers, including regional and national chains and independent grocery store operators, and non-traditional retailers, such as supercenters, membership warehouse clubs, specialty supermarkets, hard discount stores, dollar stores, online retailers, convenience stores, drug stores and restaurants. Our ability to differentiate ourselves from our competitors and create an attractive value proposition for our customers is dependent upon a combination of price, quality, customer service, convenience, e-commerce offerings, assortment, in-stock levels, brand perception, store location and conditions, in-store marketing and merchandising and promotional strategies.
Recent and ongoing consolidation within the grocery industry has resulted in, and is expected to continue to result in, increased competition, including from some competitors that have greater financial, marketing and other resources than us.

Employees
As of February 24, 2018, we had approximately 31,000 employees. Of our 31,000 employees, 8,000 relate to our retail banners classified as held for sale in discontinued operations, of which approximately 3,000 employees were covered by seven collective bargaining agreements. Approximately 17,000 employees are covered by 63 collective bargaining agreements. During fiscal 2018, 23 collective bargaining agreements covering approximately 5,800 employees were renegotiated. As of February 24, 2018, four collective bargaining agreements covering approximately 600 employees had already expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those expired agreements. During fiscal 2019, 15 collective bargaining agreements covering approximately 5,000 employees are scheduled to expire. The majority of employees covered by these expiring collective bargaining agreements are located in the Midwestern regions. We are focused on having competitive cost structures in each geographic region in which we operate while meeting our employees’ needs for attractive wages and affordable healthcare and retirement benefits. We believe we have generally good relations with our employees and with the labor unions that represent employees covered by collective bargaining agreements.
Where You Can Find More Information
Our principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). We make available free of charge at our Internet website (www.supervalu.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K. Supervalu will also provide its SEC filings free of charge upon written request to Investor Relations, SUPERVALU INC., P.O. Box 990, Minneapolis, MN 55440.
EXECUTIVE OFFICERS OF SUPERVALU INC.
The following table provides certain information concerning the executive officers of Supervalu as of April 24, 2018.

Name	Age	Present Position	Calendar Year Elected to Present Position	Other Positions Recently Held with Supervalu
Mark Gross(1)	55	President and Chief Executive Officer	2016
Rob N. Woseth(2)	47	Executive Vice President and Chief Financial Officer	2018	Executive Vice President, Chief Strategy Officer, 2013-2018; and Interim Chief Financial Officer, 2017-2018
Randy G. Burdick(3)	60	Executive Vice President, Chief Information Officer	2013
Anne M. Dament(4)	51	Executive Vice President, Retail, Marketing and Private Brands	2017	Senior Vice President Retail, Merchandising and Marketing, January 2017-October 2017
Stuart D. McFarland(5)	40	Senior Vice President, General Counsel and Corporate Secretary	2017	Vice President, Associate General Counsel and Assistant Corporate Secretary, 2014-2017; Director and Associate General Counsel, 2013-2014, Senior Attorney, 2012-2013; and Attorney 2010-2012
Michael C. Stigers(6)	59	Executive Vice President, Wholesale	2015	President of Cub Foods, 2014-2015; President, Northern and Western Region of Wholesale, 2013-2014; President of Shaw’s, 2011-2013
James W. Weidenheimer(7)	59	Executive Vice President, Corporate Development and Chief Innovation Officer	2016

(1)
Mark Gross was appointed President and Chief Executive Officer in February 2016. Prior to joining Supervalu, from 2006 to 2016 Mr. Gross served as President of Surry Investment Advisors LLC, an advisory firm that he founded to provide consulting services to grocery distributors and retailers with respect to strategic and operational matters. From 1997 to 2006, Mr. Gross held various positions at C&S Wholesale Grocers, Inc., a wholesale grocery distributor (“C&S”), including serving as Co-President of C&S’s overall operations from 2005 to 2006. Additionally, during his tenure with C&S, Mr. Gross served as Chief Financial Officer, General Counsel, and President of its affiliated retail grocery operations.

(2)
Rob N. Woseth was appointed Executive Vice President and Chief Financial Officer in February 2018. He served as Executive Vice President, Chief Strategy Officer from March 2013 to February 2018 and as Interim Chief Financial Officer from July 2017 to February 2018. Prior to joining Supervalu, Mr. Woseth served as Vice President Business Development and Strategy at Albertson’s LLC, a grocery company, from 2006 to 2013.

(3)
Randy G. Burdick was appointed Executive Vice President, Chief Information Officer in March 2013. Prior to joining Supervalu, Mr. Burdick served as Executive Vice President and Chief Information Officer at OfficeMax, an office supplies retailer, from 2005-2013.

(4)
Anne M. Dament was appointed Executive Vice President, Retail, Marketing and Private Brands, in November 2017. She served as Senior Vice President, Retail, Merchandising and Marketing from January 2017 to November 2017. Prior to joining Supervalu, Ms. Dament served as Senior Vice President, Merchandising at Target Corporation, a general merchandise retailer, from April 2015 to November 2016. Ms. Dament previously served as Vice President, Merchandising Solutions, from January 2009 to September 2012 and as Vice President, Services from September 2012 to April 2015 at PetSmart, Inc., a specialty retailer of services and solutions for pets.

(5)
Stuart D. McFarland was appointed Senior Vice President, General Counsel and Corporate Secretary in November 2017. He served as Vice President, Associate General Counsel and Assistant Corporate Secretary from July 2014 to November 2017, Director and Associate General Counsel from August 2013 to July 2014, Senior Attorney from October 2012 to August 2013, and Attorney from August 2010 to October 2012. Prior to joining Supervalu, Mr. McFarland was an associate at the law firm of Gibson, Dunn & Crutcher LLP in Los Angeles.

(6)
Michael C. Stigers was appointed Executive Vice President, Wholesale in December 2015. He served as President of Cub Foods from December 2014 to December 2015, President, Northern and Western Region of Wholesale, from 2013 to 2014, and President of Shaw’s, a retail banner that we formerly owned, from 2011 to 2013. Prior to joining Supervalu, Mr. Stigers served as President of PW Supermarkets, Inc., an operator of retail grocery supermarkets, from 2006 to 2010 and as Chief Executive Officer in 2010. In April 2011, creditors filed a petition for involuntary bankruptcy against PW Supermarkets in U.S. Bankruptcy Court, Northern District of California to force PW Supermarkets into a Chapter 7 liquidation. The bankruptcy case was transferred to the Oakland Division in October 2014 and remains pending in that court.

(7)
James W. Weidenheimer was appointed Executive Vice President, Corporate Development and Chief Innovation Officer in April 2016. Prior to joining Supervalu, Mr. Weidenheimer served as Senior Vice President of Corporate Development for C&S from 2008 to 2016, where Mr. Weidenheimer oversaw significant M&A activity and led the development of procurement and distribution outsourcing plans. From 1998 to 2008, Mr. Weidenheimer had operating responsibility for finance, treasury, procurement, facilities, internal audit, quality assurance and inventory control at C&S.

The term of office of each executive officer is from one annual meeting of the Board of Directors until the next annual meeting of the Board of Directors or until a successor is elected. There are no family relationships between or among any of our executive officers.
ITEM 1A.    RISK FACTORS
Various risks and uncertainties may affect our business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other SEC filings may have a material impact on our business, financial condition or results of operations.
Strategic and Operational Risks
We face intense competition.
The grocery business is intensely competitive, and the recent and ongoing consolidation within the grocery industry is expected to result in increased competition, including from some competitors that have greater financial, marketing and other resources than we do. The grocery industry is characterized by relatively small operating margins, and as competition in certain areas intensifies and as the industry continues to consolidate, our results of operations may be negatively impacted through a loss of sales and reductions in gross margins. See “Business-Competition” for a discussion of the competitive environment.
If we are unable to appropriately respond to competition and execute on our initiatives to improve our competitive position or profitability, and differentiate our offerings, our sales, financial condition and results of operations may be adversely affected.

We are transforming our business and have engaged, and may continue to engage in, acquisitions and divestitures and other strategic initiatives, and may encounter difficulties integrating acquired businesses or divesting businesses or assets and may not realize the anticipated benefits of our acquisitions and divestitures.
We have engaged in, and expect to continue to pursue, strategic transactions and initiatives as we transform our business. Acquisitions and dispositions present significant challenges and risks relating to the integration of acquired businesses and the separation of disposed businesses. The risks include: (i) our due diligence reviews may not identify all of the material issues; (ii) we may incur unanticipated costs or expenses; (iii) we may not be able to integrate acquisitions with our operations or separate divested businesses and related obligations from our operations as planned; and (iv) we may not be able to realize anticipated reductions in costs attributable to divested businesses or assets. In addition, we may not realize the degree or timing of benefits or synergies we anticipate when we first enter into a transaction. There can be no assurances that we will manage acquisitions and dispositions or other strategic initiatives successfully, that strategic opportunities will be available to us on acceptable terms or at all, or that we will be able to consummate desired transactions. Any of the foregoing could materially adversely affect our competitive position, financial condition, results of operations or cash flows.
On June 23, 2017, we acquired Unified, a retailer-owned cooperative focused on wholesale grocery and specialty distribution on the West Coast of the United States. On December 8, 2017, we acquired AG Florida, a retailer-owned cooperative that distributes full lines of grocery and general merchandise to independent retailers, located primarily in South Florida, the Caribbean, Central and South America and Asia. The process of integrating both Unified and AG Florida may be disruptive to our business operations and may distract our management team from their day-to-day responsibilities. There can also be no assurance that we will be able to successfully integrate Unified and AG Florida to achieve the operational efficiencies, including synergistic and other benefits of the acquisitions, to expand Unified’s Market Centre division across the country or to effectively retain key employees and maintain and grow customer relationships.
On March 14, 2018, we announced our plan to exit our Farm Fresh banner and that we had entered into agreements to sell 21 of our 38 Farm Fresh stores. On April 24, 2018, we announced we are pursuing the sale of certain of our corporately owned and operated retail operations of Shop ‘n Save and Shop ‘n Save East. There can also be no assurance that we will be able to: (i) identify buyers for any or all of the remaining Farm Fresh stores on favorable terms or at all; (ii) consummate any strategic transactions for the Shop ’n Save and Shop ‘n Save East banners held for sale and now reported within discontinued operations; (iii) effectively retain employees and continue to conduct business at these stores; and (iv) effectively reduce liabilities and stranded costs associated with discontinued operations, including any surplus property and management of remaining obligations under real estate leases.
On April 24, 2018, we announced agreements for a sale leaseback transaction for eight of our distribution centers, totaling approximately six million square feet with expected gross proceeds of approximately $483 before costs and taxes. The transactions are subject to customary closing conditions and there can be no assurance that we will not need to modify the terms of the transactions or that the transactions will close on a timely basis or at all.
Our Wholesale distribution business could be adversely affected if we are not able to affiliate new customers, increase sales to existing customers or retain existing customers, or if our Wholesale customers fail to perform.
The profitability of our Wholesale segment is dependent upon sufficient volume to support our operating infrastructure, which is dependent on our ability to attract new customers, increase sales to existing customers and retain existing customers. The inability to attract new customers or the loss of existing customers to a competing wholesaler or due to closure, vertical integration by an existing customer converting to self-distribution, or industry consolidation may negatively impact our sales and operating margins.
Our success also relies in part on the financial success and cooperation of our Wholesale customers. These Wholesale customers manage their businesses independently and, therefore, are responsible for the day-to-day operation of their stores. They may not experience an acceptable level of sales or profitability, and our revenues and gross margins could be negatively affected as a result. We may also need to extend credit to our Wholesale customers, including through loans, market support or guarantees, and while we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. If sales trends or profitability worsen for Wholesale customers, their financial results may deteriorate, which could result in, among other things, lost business for us, delayed or reduced payments to us or defaults on payments or other liabilities owed by Wholesale customers to us, any of which could adversely impact our financial condition and results of operations, as well as our ability to grow our Wholesale business. In this regard, our Wholesale customers are affected by the same economic conditions, including food inflation and deflation, and competition that our Retail segment faces. The magnitude of these risks increases as the size of our Wholesale customers increases.

Our inability to maintain or increase our operating margins could adversely affect our results of operations and the price of our stock.
As competition increases, the grocery industry consolidates and we attempt to affiliate larger Wholesale customers, we expect to continue to face pressure on our operating margins. If we are not able to continue to capture scale efficiencies and enhance our merchandise offerings, if we are not able to achieve our targeted synergies for our acquisitions of Unified and AG Florida or if we are not able to reduce our costs as we divest certain of our retail operations, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not refine and improve our systems continually or if we are unable to effectively improve our systems without disruption including any migration to a cloud environment, we may not be able to reduce costs, increase sales and services, effectively manage inventory and procurement processes or effectively manage customer pricing plans. As a result, our operating margins may stagnate or decline, which could adversely affect the price of our stock.
Failure to affiliate new customers and retain existing customers for our professional services, or the failure to perform the services as required, could adversely impact our results of operations.
We provide numerous services to our Wholesale customers to support the operation of their businesses and stores. We have been working to leverage our experience, infrastructure and investments to engage new customers and expand the scope of services received by existing customers. If we are unable to successfully implement this strategy, including differentiating the quality and breadth of our services to customers, in a highly competitive and consolidating environment, or if we are unable to perform the services up to the customers’ expectations, our results of operations could be adversely impacted.
We have significant service relationships with Albertson’s, NAI and Save-A-Lot, and the wind-down of our relationships with Albertson’s and NAI (and any future wind down of Save-A-Lot) could adversely impact our results of operations.
We have provided significant support services to New Albertson’s, Inc. (“NAI”) and Albertson’s LLC (“Albertson’s”) since 2006 and to Save-A-Lot since we divested it in December 2016. We expect our services to NAI and Albertson’s will end in September 2018, subject to limited extensions of services at NAI’s and Albertson’s election. We will lose a significant amount of revenue and corresponding operating earnings as a result of this wind down. We have been executing on our plan to reduce costs, grow our sales and enhance our margins over the past several years, but we do not believe that we will be able to grow sales quickly enough, further eliminate costs or enhance margins to fully mitigate the lost revenue as the TSA unwinds. Failure to execute on our services offering and growth strategy, including making the necessary capital investments for that growth while managing additional cost reductions, could further adversely impact our results of operations. We are working closely with NAI and Albertson’s on the wind down but the execution of the wind down is dependent on NAI and Albertson’s.
We are also expecting in fiscal 2019 to exit the distribution center that we share with NAI and Albertson’s in Lancaster, PA. Our results of operations could be adversely impacted if we are not able to transition to our new distribution center in Harrisburg, PA in the manner and timeline anticipated.
Our large professional services agreements, including our agreement with Save-A-Lot, provide certain rights for the customers. The services agreement will typically include a fixed term but provide the customer certain termination rights, including in the event of our material breach, and may give the customer certain termination and monetary rights with respect to specified services or service categories in the event we do not perform to agreed-upon minimum levels of service. The services agreement will also generally require us to indemnify the customer against third-party claims arising out of the performance of the services under the agreement. Termination of services agreements, in whole or in part, and in particular the services agreement with Save-A-Lot and the wind-down of the services agreement with NAI and Albertson’s, could adversely affect our business or results of operations.
We may not be able to grow or maintain our levels of identical store sales.
We have experienced negative identical store sales in our Retail operations in certain recent periods. A variety of factors affect identical store sales and profitability, including in-store performance, consumer tastes, competition, current economic conditions, pricing, deflation or inflation, and weather conditions, and many of these factors are beyond our control and can be difficult to predict in advance. If our identical store sales continue to decline or fail to meet market expectations, our results of operations could be adversely affected and the price of our stock could decline.
Our indebtedness could decrease our financial and operational flexibility and our borrowing costs could increase.
Our credit facilities contain covenants that limit our ability to acquire assets, dispose of assets and use the proceeds thereof, create liens on property, incur or prepay indebtedness and pay dividends or repurchase stock, among other things and subject to certain exceptions. These covenants may affect our operating and financial flexibility and may require us to seek the consent of the lenders for certain transactions that we may wish to effect. There can be no assurances that we would be able to obtain such consent on favorable terms or at all. There can also be no assurances that we will be able to refinance our existing indebtedness on similar terms. Tightening of credit, reduced liquidity or volatility in the capital markets could result in diminished availability of credit and higher costs of borrowing, making it more difficult for us to obtain or amend debt financing on favorable terms. Additionally, if we fail to comply with any of our covenants or other restrictions, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity and we may not be able to repay the indebtedness that becomes due. A default under our debt instruments may also significantly affect our ability to obtain additional or alternative financing. A significant portion of our debt portfolio has a variable interest rate component. Volatility in interest rates causes volatility in interest expense, potentially resulting in an adverse impact to earnings.
Increases in healthcare, pension and other costs under Supervalu’s and multiemployer benefit plans, or failure to maintain satisfactory labor relations, could adversely affect our financial condition and results of operations.
We provide health, defined benefit pension, defined contribution and other postretirement benefits to many of our employees and the costs of such benefits continue to increase. The amount of any increase depends on a number of different factors, many of which are beyond our control. These factors include governmental regulations such as The Patient Protection and Affordable Care Act, which has resulted in changes to the U.S. healthcare system and imposes mandatory types of coverage, reporting and other requirements; return on assets held in plans; changes in actuarial valuations, estimates, assumptions or calculations used to determine our benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and healthcare costs; for multiemployer plans, the outcome of collective bargaining and actions taken by trustees who manage the plans; and potential changes to applicable legislation or regulation. If we are unable to control these benefits and costs, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.
Additionally, Company-sponsored plans and multiemployer pension plans are underfunded with the projected benefit obligations exceeding the fair value of those plans’ assets. Withdrawal liabilities from multiemployer plans could be material, and potential exposure to withdrawal liabilities could cause us to forgo or negatively impact our ability to enter into other business opportunities. Some of these plans have required rehabilitation plans or funding improvement plans, and we can give no assurances of the extent to which a rehabilitation plan or a funding improvement plan will improve the funded status of the plan. We expect that increases of unfunded liabilities of these plans would result in increased future payments by us and the other participating employers over the next few years. A significant increase to funding requirements could adversely affect our financial condition, results of operations or cash flows. The financial condition of these pension plans may also negatively impact our debt ratings, which may increase the cost of borrowing or adversely affect our ability to access one or more financial markets.
We are party to collective bargaining agreements that impose certain work rules and other restrictions on us that limit our flexibility in managing our business, cost structure and business strategies. See “Business-Employees” for information about the collective bargaining agreements. There can be no assurance that we will be able to negotiate the terms of expiring or expired agreements in a manner acceptable to us. Therefore, potential increases in operating costs, reduced operational flexibility or work disruptions from labor disputes, strikes or picketing could disrupt our businesses and adversely affect our financial condition and results of operations. Certain of our operations have employees who are non-union, and while we believe our employee relations are strong, there can be no assurance that these operations will not experience pressure from labor unions or become the target of campaigns to unionize.
Our success depends in part on the retention of our executive officers and key management, and our ability to hire and retain key personnel.
Our success depends on the experience, performance and skills of our executive officers, senior management and other key employees. Competition for skilled and experienced personnel is intense, and our future success will also depend on our ability to attract, incentivize and retain qualified personnel. Failure to attract, appropriately incentivize and retain qualified personnel could have an adverse effect on our operations. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful.
Disruptions to our or third-party information technology systems, including cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect our business and results of operations.
The efficient operation of our businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Additionally, our businesses increasingly involve the receipt, storage and transmission of sensitive data, including personal information about our customers and employees and our proprietary business information, customers and vendors. We also share information with vendors. Information systems are vulnerable to not functioning as designed and to disruptions and security breaches by computer hackers and cyber terrorists.
In fiscal 2015, we experienced separate criminal intrusions into the portion of our computer network that processes payment card transactions for some of our owned and franchised retail food stores, including some of the associated stand-alone liquor stores. We have incurred and expect to incur costs and expenses related to these intrusions, and may also be adversely affected by claims from customers, financial institutions, payment card brands, Albertson’s and NAI for stores owned and operated by them that experienced related criminal intrusions, stockholders and others and by costly inquiries or enforcement actions on the part of regulatory authorities.
Although we continue to take actions to strengthen the security of our information technology systems, these measures and technology may not adequately anticipate or prevent security breaches in the future or we may not be able to timely implement these measures and technology. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect. The failure to promptly detect, determine the extent of and appropriately respond to and contain a significant data security attack or breach of our systems or any third-party systems used by us could have a material adverse impact on our business, financial condition and results of operations. We could also lose credibility with our customers and suffer damage to our reputation and future sales, including through negative publicity and social media. In addition, the unavailability of the information systems or failure of these systems or software to perform as anticipated for any reason and any inability to respond to, or recover from, such an event, could disrupt our business, impact our customers and could result in decreased performance, increased overhead costs and increased risk for liability, causing our business and results of operations to suffer.
As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. Additionally, we are subject to PCI DSS as a service provider, which is a business entity that is not a payment brand directly involved in the processing, storage or transmission of cardholder data. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. The cost of complying with stricter privacy and information security laws, standards and guidelines, including evolving PCI DSS standards, and developing, maintaining and upgrading technology systems to address future advances in technology, could be significant and we could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems. Failure to comply with such laws, standards and guidelines, or payment card industry standards such as accepting Europay, MasterCard and Visa (EMV) transactions, could have a material adverse impact on our business, financial condition and results of operations.
Changes in the military commissary system or decreases in governmental funding could negatively impact the sales and operating performance of our military business.
Our Wholesale segment sells and distributes grocery products to military commissaries and exchanges in the United States. The commissary system has experienced material changes as the Defense Commissary Agency has looked to reduce the level of governmental funding required for the system, including to lower prices from suppliers and to offer its own private-label products. The military food distribution industry already has narrow operating margins making economies of scale critical for distributors. These changes could have an adverse impact on the sales and operating performance of our military business. Additionally, our military business faces competition from large national and regional food distributors, as well as smaller food distributors, and the military commissaries and exchanges face competition from low-cost retailers.
Our insurance and self-insurance programs may not be adequate to cover future claims.
We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, director and officer liability, property risk, cyber and privacy risks and employee healthcare benefits. We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a degree of variability. Among the causes of this variability are changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment and unpredictable external factors affecting inflation rates, discount rates, rising healthcare costs, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our financial condition and results of operations may be adversely affected.

Impairment charges for long-lived assets or goodwill may adversely affect our financial condition and results of operations.
We monitor the recoverability of our long-lived assets, such as buildings and equipment, and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We annually review goodwill to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the long-lived assets or goodwill and the fair value of long-lived assets and the implied fair value of the goodwill, respectively, in the period the determination is made. The testing of long-lived assets and goodwill for impairment requires us to make estimates that are subject to significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets or goodwill, which may result in an impairment charge.
We cannot accurately predict the amount or timing of any impairment of assets. Should the value of long-lived assets or goodwill become impaired, our financial condition and results of operations may be adversely affected.
A potential proxy contest for the election of directors at our annual meeting could result in potential operational disruption, divert our resources and management’s attention and have an adverse effect on our business.
On March 20, 2018, Blackwells Capital LLC nominated six candidates for election to our Board of Directors at our 2018 annual meeting of stockholders. A contested election could require us to incur substantial legal and public relations fees and proxy solicitation expenses and divert management’s attention, and could result in potential operational disruption. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified employees and customers, any of which could adversely affect our business and operating results. Any perceived uncertainties could also adversely affect the price and volatility of our stock.
Our stock price is subject to market and other conditions and may be volatile.
The market price of our common stock may fluctuate significantly in response to a number of factors. These factors, some of which may be beyond our control, include the perceived prospects and actual operating results of our business; changes in estimates of our operating results by us, our analysts or investors; trading activity by our large stockholders; trading activity by sophisticated algorithms (high-frequency trading); our actual operating results relative to such estimates or expectations; actions or announcements by us or our competitors; litigation and judicial decisions; legislative or regulatory actions; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.
Economic Risks
Changes in commodity prices, including due to deflation or inflation, or worsening economic conditions could adversely impact our financial condition and operating results.
Prices for the commodities and supplies that we purchase can be volatile. We have recently experienced both deflation and inflation in commodities that we purchase for resale. Decreases in these input costs cause us to lower our prices and thereby reduce our revenues and gross margins. Continued deflation could adversely affect our operating results. Additionally, our operations are dependent on the availability of energy and fuel to store and transport products. While we have entered into contracts to purchase fuel, electricity and natural gas at fixed prices to satisfy a portion of our expected needs, an increase in these costs could adversely affect our results of operations. We have also invested in semitrailer trucks powered by compressed natural gas, which are subject to risks of defects, malfunctions and other damages.
The vast majority of our operations and customers are located in the United States, making our results highly dependent on U.S. economic conditions, including consumer confidence and spending habits. Further, a significant portion of our total sales for our Retail continuing operations is derived from stores located in Minnesota, North Dakota and the Washington D.C./Baltimore markets, resulting in further dependence on local economic conditions in these states. There can be no assurance that we will be able to identify and respond effectively to changing economic conditions and trends. Additionally, these economic conditions can increase our cost of sales and selling, general and administrative expenses, and otherwise adversely affect our results of operations.

Severe weather and natural disasters may harm our business.
Severe weather conditions and natural disasters in areas in which we or our customers operate or from which we obtain products may adversely affect our financial condition and results of operations, including as a result of physical damage to our properties, closure of one or more of our or our customers’ stores, offices or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to distribution centers or stores, a reduction in customer volume and a reduction in the availability of products. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops yielded by food producers may adversely affect the availability or cost of certain products within the grocery supply chain.
Disruption to our supply chain and distribution network could have an adverse impact on our sales and results of operations.
Our sales and operating results could be adversely impacted if we are not able to provide goods and services in a timely and cost-effective manner. Factors that may disrupt our ability to maintain an uninterrupted supply chain and distribution network include adverse climate conditions, product recalls, crop conditions, availability of key commodities, regulatory actions, disruptions in technology, political or financial instability of suppliers, performance by outsourced service providers, transportation interruptions, labor supply or stoppages or vendor defaults or disputes, as well as other risk factors mentioned herein, any of which could also have an adverse effect on our sales and operating results.
Legal and Regulatory Risks
Our businesses are subject to laws and governmental regulations that could adversely impact our financial condition and results of operations.
Our businesses are subject to various federal, state and local laws, regulations and administrative practices that require us to comply with numerous provisions regulating areas such as environmental, health and sanitation standards, food safety, marketing of natural or organically produced food, facilities, pharmacies, equal employment opportunity, public accessibility, employee benefits, wages and hours worked and licensing for the sale of food, drugs, tobacco and alcoholic beverages, among others. For example:
Environmental, Health and Safety: Our operations are subject to extensive and increasingly stringent laws and regulations pertaining to the protection of the environment, including those relating to the discharge of materials into the environment, the disposal of food by-products, the handling, treatment and disposal of wastes, maintenance of refrigeration systems and remediation of soil and groundwater contamination. Compliance with existing or changing environmental and safety requirements, including more stringent limitations imposed or expected to be imposed in recently renewed or soon-to-be renewed environmental permits, may require capital expenditures.
Food Safety: There is increasing governmental scrutiny, regulations and public awareness regarding food quality and food and drug safety. We may be adversely affected if consumers lose confidence in the safety and quality of our food and drug products. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness or injury, or events that give rise to claims that our products are not of the quality or composition claimed to be, may result in product liability claims from individuals, consumers and governmental agencies, penalties and enforcement actions from government agencies, a loss of consumer confidence, harm to our reputation and could cause production and delivery disruptions, which may adversely affect our financial condition and results of operations. It may be necessary for us to recall unsafe, contaminated or defective products or we may recall products that we determine do not satisfy our quality standards. Recall costs and product liability claims can be material. While we generally seek contractual indemnification and insurance coverage from our suppliers, we might not be able to recover these significant costs from our suppliers.
Pharmacy: We are required to meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, record keeping and distribution of controlled substances. During the past several years, the United States healthcare industry has been subject to an increase in governmental regulation and audits at both the federal and state levels. For example, see Note 16-Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Legal Proceedings” for a discussion of the administrative subpoena issued to us by the DEA requesting, among other things, information on our pharmacy policies and procedures generally, as well as the production of documents that are required to be kept and maintained by us pursuant to the Controlled Substances Act and its implementing regulations. Additionally, the Patient Protection and Affordable Care Act made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for multi-source (i.e., generic) drugs. This change will affect our reimbursement. In addition, the Patient Protection and Affordable Care Act made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees. These Patient Protection and Affordable Care Act changes may not affect our business directly, but they could indirectly impact our services and/or business practices.
Wage Rates and Paid Leave: Changes in federal or state minimum wage and overtime laws or employee paid leave laws could cause us to incur additional wage costs, which could adversely affect our operating margins.
Foreign Operations: Our supplier base includes domestic and foreign suppliers. In addition, we have customers located outside the United States and the acquisition of AG Florida expands our Wholesale business to additional international customers. Accordingly, political or financial instability in these foreign countries, changes in U.S. and foreign relationships, laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations could adversely impact our financial condition and results of operations. In addition, we are required to comply with laws and regulations governing export controls, and ethical, anti-bribery and similar business practices such as the Foreign Corrupt Practices Act. Additionally, foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our foreign operations, and could adversely affect our financial condition and results of operations.
Failure to comply with government laws and regulations or make capital expenditures required to maintain compliance with governmental laws and regulations may adversely impact our business operations and prospects for future growth and our ability to participate in federal and state healthcare programs and may also result in monetary liabilities, claims, fines, penalties or other sanctions and may adversely affect our business, financial condition and operating results. We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our future business.
Our businesses may become subject to legal proceedings that may adversely affect our financial condition and results of operations.
Our businesses are subject to the risk of legal proceedings by employees, unions, consumers, customers, suppliers, stockholders, debt holders, governmental agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation or proceeding. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our businesses, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our financial condition and results of operations. See also “Item 3 Legal Proceedings” below.
Efforts to reduce pharmacy reimbursement levels and alter healthcare financing practices may adversely affect our results of operations.
The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit managers, government entities and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. The increase in preferred pharmacy networks has also had a negative impact on pharmacy reimbursement rates. Preferred pharmacy networks have lower reimbursements rates and associated performance fees that drive down profitability. Any inability to offset increased costs or to modify our activities to lessen the impact could have an adverse effect on our results of operations.

Changes in tax laws and resulting regulations could result in changes to our tax provisions or benefits and subject us to additional tax liabilities or reduce the value of our tax attributes, which in either case could materially adversely affect our financial condition.
We are subject to income and other taxes. Changes in applicable tax laws and regulations, such as the December 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provision and accruals. Changes in our tax provision or benefit or an increase in our tax liability, whether due to changes in applicable laws and regulation, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.
We may be unable to adequately protect our intellectual property rights, which could harm our business.
We rely on a combination of trademark, service mark trade secret, copyright and domain name law and internal procedures and nondisclosure agreements to protect our intellectual property. We believe our trademarks, private-label products and domain names are valuable assets. However, our intellectual property rights may not be sufficient to distinguish our products and services from those of our competitors and to provide us with a competitive advantage. From time to time, third parties may use names, logos and slogans similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights. Our intellectual property rights may not be successfully asserted against such third parties or may be invalidated, circumvented or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources. If we are unable to prevent our competitors from using names, logos, slogans and domain names similar to ours, consumer confusion could result, the perception of our brands and products could be negatively affected, and our sales and profitability could suffer as a result. In addition, if our Wholesale customers receive negative publicity or fail to maintain the quality of the goods and services used in connection with our trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Failure to protect our proprietary information could also have an adverse effect on our business.
We may also be subject to claims that our activities or the products we sell infringe, misappropriate or otherwise violate the intellectual property rights of others. Any such claims can be time consuming and costly to defend and may distract management’s attention and resources, even if the claims are without merit, and may prevent us from using our trademarks in certain geographies or in connection with certain products and services, any of which could adversely affect our business.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our properties are in good condition, well maintained and suitable to carry on our business. Substantially all of our owned and ground-leased real estate is subject to mortgages to secure our credit facilities. Additional information on our properties can be found in Part I, Item 1 of this Annual Report on Form 10-K.
Distribution Centers
We operate and manage our distribution centers by geographic region. The following table is a summary of our distribution centers as of February 24, 2018.

Distribution Center	Wholesale Region	Owned Square Footage (Approximate in thousands)	Leased Square Footage (Approximate in thousands)	Total Square Footage (Approximate in thousands)
Hopkins, MN	Central	1,847	—	1,847
Lancaster, PA(1)	East	—	—	1,559
Stockton, CA(2)(5)	West	990	312	1,302
Mechanicsville, VA	East	1,192	—	1,192
Seattle, WA(2)	West	—	960	960
Joliet, IL(5)	Central	949	—	949
Tacoma, WA	West	683	261	944
Milwaukie, OR(2)	West	923	—	923
Champaign, IL(5)	Central	893	—	893
Green Bay, WI(5)	Central	444	448	892
Fort Wayne, IN	Central	856	—	856
Commerce, CA(2)(5)	West	694	130	824
Quincy, FL	East	787	—	787
Pompano Beach, FL(3)(5)	East	779	—	779
Pittsburgh, PA	East	771	—	771
Harrisburg, PA(5)	East	754	—	754
Ocala, FL(3)	East	673	—	673
Anniston, AL	East	456	105	561
Indianola, MS	East	540	—	540
Stevens Point, WI	Central	431	—	431
Carlisle, PA	East	—	422	422
Fargo, ND	Central	324	—	324
Oglesby, IL(5)	Central	321	—	321
Santa Fe Springs, CA(2)	West	295	—	295
Billings, MT	Central	239	—	239
Anniston, AL	East	231	—	231
Bismarck, ND	Central	210	—	210
West Newell, IL	Central	174	—	174
Total continuing operations		16,456	2,638	20,653
St. Louis, MO(4)	n/a	547	—	547
Total		17,003	2,638	21,200

(1)
The Lancaster, PA distribution center is currently operated by Supervalu and the land and buildings are owned by NAI. We intend to transfer the operations (including equipment, inventory and employees) of Lancaster to our recently acquired distribution center located in Harrisburg, PA.

(2)	Property acquired through the Unified acquisition.

(3)	Property acquired through the AG Florida acquisition.

(4)
The St. Louis, MO distribution center is dedicated to providing products to our corporately owned and operated Shop ‘n Save retail stores. The distribution center and stores are now classified as held for sale and are reported as discontinued operations in the Consolidated Financial Statements.

(5)	On April 23, 2018, we entered into a series of agreements relating to the sale-leaseback of these distribution centers.

Retail Stores
Retail operates and manages its properties by retail banner. The following table summarizes retail stores under each banner as of February 24, 2018:

Retail Banner	Number of Stores	Primary Geographic Market Area	Owned Square Footage (Approximate in thousands)	Leased Square Footage (Approximate in thousands)	Total Square Footage (Approximate in thousands)
Cub Foods(1)	53	Minneapolis / St. Paul, Minnesota	1,108	2,461	3,569
Shoppers	52	Washington D.C. / Baltimore, Maryland	—	2,970	2,970
Hornbacher’s	8	Fargo, North Dakota	168	242	410
Rainbow(2)	1	Minneapolis / St. Paul, Minnesota	—	57	57
Total continuing operations	114		1,276	5,730	7,006
Shop ’n Save(3)	38	St. Louis, Missouri	371	1,774	2,145
Farm Fresh(3)	38	Virginia Beach, Virginia	56	1,823	1,879
Shop ’n Save East(3)	22	West Virginia, Maryland, Pennsylvania and Virginia	122	626	748
Total	212		1,825	9,953	11,778

(1)	Cub Foods stores include stores in which we have a controlling ownership interest, and excludes 27 franchised Cub Foods stores in which we have a minority interest or no interest.

(2)	Rainbow store count excludes one licensed Rainbow store.

(3)	These retail banners have been classified as held for sale and are reported within discontinued operations in the Consolidated Financial Statements.
Corporate
We had approximately 2 million building square feet of surplus retail stores and warehouses, 88 percent of which was leased, and approximately 2 million of owned vacant land as of February 24, 2018.
We own approximately 345 thousand building square feet related to our principal executive offices in Eden Prairie, Minnesota and other facilities, and lease approximately 435 thousand building square feet related to other administrative offices.
In addition to our principal executive offices, we maintain a store support center in Boise, Idaho (which is owned by NAI and leased to us, but at which certain of our employees provide services to NAI and Albertson’s).
ITEM 3.    LEGAL PROCEEDINGS
We are subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently available facts, the likelihood that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on the overall results of our operations, cash flows or financial position is remote. See Note 16—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Legal Proceedings” for a discussion of certain of our legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 20, 2018, there were 9,215 stockholders of record.

Common Stock Price

	Common Stock Price Range(1)
	2018		2017
Fiscal	High	Low	High	Low
First Quarter	$31.29	$20.51	$43.19	$30.87
Second Quarter	26.51	19.16	40.18	28.98
Third Quarter	22.36	14.55	38.43	28.56
Fourth Quarter	22.17	13.60	35.91	25.48
Year	$31.29	$13.60	$43.19	$25.48

(1)
Certain share prices have been restated to give effect to the 1-for-7 reverse stock split effective on August 1, 2017. Refer to Note 12—Net Earnings (Loss) Per Share in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the reverse stock split.

Common Stock Dividends
We did not declare any dividends in fiscal 2018 or fiscal 2017 and have no current intent to pay dividends. We are limited in the aggregate amount of dividends that we may pay under the terms of our term loan facility (the “Secured Term Loan Facility”) and our $1,000 asset-based revolving credit facility (the “Revolving ABL Credit Facility”) and would need to meet certain conditions under these credit facilities before paying a dividend, as described in Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report on Form 10-K. The payment of any future dividends is subject to the discretion of our Board of Directors and the requirements of Delaware law, and will depend on a variety of factors that our Board of Directors may deem relevant.
Purchases of Equity Securities
The following table provides information regarding our purchase of shares of our common stock for the periods indicated:

(in millions, except shares and per share amounts) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
December 3, 2017 to December 30, 2017	—	$—	—	$—
Second four weeks
December 31, 2017 to January 27, 2018	1,009	$16.25	—	$—
Third four weeks
January 28, 2018 to February 24, 2018	—	$—	—	$—
Totals	1,009	$16.25	—	$—

(1)	The reported periods conform to our fiscal calendar, which consists of thirteen 28-day periods. The fourth quarter of fiscal 2018 contains three 28-day periods.

(2)
These amounts represent the deemed surrender by participants in our compensatory stock plans of 1,009 shares of previously issued common stock. These amounts are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock awards granted under such plans.

Stock Performance Graph
The following graph compares the yearly change in total cumulative stockholder return on our common stock for the period from the end of fiscal 2013 to the end of fiscal 2018 to that of the Standard & Poor’s (“S&P”) SmallCap 600 and a group of peer companies in the grocery distribution and retail industries. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN AMONG
Supervalu, S&P SmallCap 600 and Peer Group(1)
February 23, 2013 through February 24, 2018(2)

Date	Supervalu	S&P SmallCap 600	Peer Group(3)
	(in dollars)
February 22, 2013	$100.00	$100.00	$100.00
February 21, 2014	$158.44	$129.35	$115.61
February 27, 2015	$256.62	$142.03	$131.88
February 26, 2016	$128.05	$129.37	$136.98
February 24, 2017	$101.82	$175.58	$172.70
February 23, 2018	$50.92	$197.38	$190.09

(1)	Total return assuming $100 invested on February 22, 2013 and reinvestment of dividends on the day they were paid.

(2)	Our fiscal year ends on the last Saturday in February.

(3)	Our peer group consists of SpartanNash Corporation, United Natural Foods, Incorporated, Sysco Corporation and Ingles Incorporated.
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

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the past five years. The selected financial data presented below for fiscal 2018 reflect Unified’s and AG Florida’s financial information for fiscal 2018 since their acquisition dates as of June 23, 2017 and December 8, 2017, respectively, and reflect their stores supplied and operated as of the end of fiscal 2018. All periods presented have been recast, as applicable, to present the results of operations and financial position of Farm Fresh, Shop ‘n Save and Shop ‘n Save East being held for sale and reported within discontinued operations. See Note 18—Discontinued Operations in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(Dollars and shares in millions, except per share data and stores)	2018 (52 weeks)	2017 (52 weeks)	2016 (52 weeks)	2015 (53 weeks)	2014 (52 weeks)
Results of Operations
Net sales	$14,157	$10,912	$11,283	$11,514	$11,239
Operating earnings	193	195	241	164	168
Net earnings (loss) from continuing operations	49	35	49	(23)	(133)
Net earnings (loss) from continuing operations per share— diluted(1)	$1.25	$0.81	$1.06	$(0.82)	$(3.86)
Weighted average shares outstanding—diluted(1)	38	38	38	38	36
Financial Position
Total assets	$4,387	$3,580	$4,370	$4,434	$4,283
Total debt and capital lease obligations	$1,923	$1,475	$2,524	$2,693	$2,734
Stockholders’ equity (deficit)	$505	$376	$(441)	$(646)	$(738)
Other Statistics of Continuing Operations
Depreciation and amortization	$197	$173	$175	$186	$198
Adjusted EBITDA(2)	$436	$418	$434	$426	$399
Stores Supplied and Operated:
Wholesale primary stores(3)	3,323	1,902	1,796	1,825	1,819
Retail stores	114	115	117	111	106
Subtotal	3,437	2,017	1,913	1,936	1,925
Wholesale secondary stores(4)	2,462	244	232	208	424
Total number of stores	5,899	2,261	2,145	2,144	2,349

(1)
Per share and shares outstanding figures have been restated to give effect to the 1-for-7 reverse stock split effective on August 1, 2017. Refer to Note 12—Net Earnings (Loss) Per Share in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the reverse stock split.

(2)
Adjusted EBITDA is a non-GAAP financial measure provided as a supplement to results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP (defined below). Refer to the “Non-GAAP Financial Measures” section of Part II, Item 7 of this Annual Report on Form 10-K for a reconciliation to the applicable GAAP financial measure and additional information regarding our use of non-GAAP financial measures.

(3)
Wholesale primary stores is defined as a customer location that has received over a certain dollar threshold of Wholesale product for each of the last three fiscal periods in a given quarter and purchases two or more product groups.

(4)
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

Historical data is not necessarily indicative of our future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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
The results of operations, financial position and cash flows of three retail banners, formerly reported within the Retail segment, and Save-A-Lot are reported as discontinued operations for all periods presented. See Note 18—Discontinued Operations in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
EXECUTIVE OVERVIEW
Business Overview
As the largest public company grocery wholesaler in the United States, our core Wholesale business distributes grocery and other products and provides services to retailers across the United States. Our Wholesale business serves a diverse and dynamic customer base, including our Retail segment, that benefits from our scale efficiencies, broad product assortment including, an industry-leading portfolio of private brands and unique ethnic and specialty products, and services offering. We also operate three Retail banners in our continuing operations. Our business is classified into two reportable segments: Wholesale and Retail.
Strategic Business Transformation
We have been undergoing a strategic transformation since 2016 to become the wholesale supplier of choice for grocery retailers across the United States, while also executing initiatives to deliver long-term shareholder value. Our sale of Save-A-Lot for $1.3 billion in fiscal 2017 significantly reduced our debt, eliminated significant capital expenditures for Save-A-Lot’s retail business and provided flexibility and increased resources available to invest in our strategic business transformation. In fiscal 2018, we continued our strategic transformation by growing and investing in our Wholesale business through the acquisitions of Unified Grocers, Inc. (“Unified”) and Associated Grocers of Florida, Inc. (“AG Florida”) as well as new distribution centers in Harrisburg, PA and Joliet, IL. This growth of our Wholesale business and distribution network builds upon the value proposition we offer customers including creating greater scale and efficiencies, building capabilities and expanding our product assortment, and developing our value-added services.
Our ongoing transformation in fiscal 2018 was guided by our four strategic pillars:

•	Grow our Core Wholesale Business

◦
The addition of more than $5 billion in run-rate sales to grow our core Wholesale business to nearly $13 billion when annualizing the sales from Unified and AG Florida. These acquisitions plus the addition of significant new Wholesale customers, such as The Fresh Market, drove this growth in fiscal 2018.

◦
We made strategic capital investments of approximately $135 in fiscal 2018 toward the purchase and improvement of distribution warehouses, including Harrisburg, PA and Joliet, IL, to support the growth of our Wholesale business including our Market Centre division that supplies specialty and ethnic foods and non-food products, to solidify our East Coast distribution and to enable further growth in certain key markets.

•	Optimize our Asset Base

◦	We entered into agreements to sell a majority of our Farm Fresh retail stores and pharmacy assets for a total of $53 in March 2018.

◦
We announced that we are pursuing the sale of our corporately owned and operated retail operations of Shop n’ Save (based in St. Louis) and Shop ‘n Save East (with stores in West Virginia, Maryland, Pennsylvania and Virginia) in April 2018. These operations along with Farm Fresh are now reported in discontinued operations.

◦
These three retail banners had generated combined losses in fiscal 2018 from operations and Adjusted EBITDA in each case prior to discontinued operations presentation, which previously included the impact of corporate and additional supply chain expense allocations, and other expense.

◦	We sold our minority interest in an entity that operates multiple franchised Cub Foods stores in the Minneapolis / St. Paul, Minnesota market in February 2018.

•	De-lever the Balance Sheet

◦
We completed the sale of Save-A-Lot for $1.3 billion in December 2016, significantly reducing our debt, fundamentally improving our balance sheet, eliminating high levels of capital expenditures for retail operations, and increasing flexibility and resources available to execute our wholesale growth strategy.

◦
We announced a sale leaseback transaction in April 2018 for eight of our distribution centers with expected gross proceeds of approximately $483 before costs and taxes which net proceeds will be used to further reduce outstanding debt and fundamentally improve our balance sheet.

•	Strategic and Opportunistic Mergers and Acquisitions

◦
We expanded our Wholesale business and distribution network on the West Coast through the acquisition of Unified on June 23, 2017, a business that had $3.7 billion of annual net sales, including Market Centre.

◦
We expanded our Wholesale business and distribution network in Florida through the acquisition of AG Florida on December 8, 2017, a business that had $0.6 billion in annual net sales, including international customers and specialty and ethnic foods to local wholesale customers.

◦
We have increased our expected run-rate cost synergies to approximately $95 to be achieved by the end of third year following the respective closings of the Unified and AG Florida transactions, of which we realized approximately $23 in fiscal 2018.

◦
We expect the food wholesale industry consolidation to continue and believe our strategy enables us to build upon the recent acquisitions of Unified and AG Florida to further grow and expand capabilities through merger and acquisition opportunities.

The following charts illustrate management’s transformation of our business from retail operations to wholesale:

(1)
Total net sales of SUPERVALU INC. reflects the following: Wholesale represents our reportable Wholesale segment net sales; Retail represents the combination of our Retail reportable segment’s net sales and our net sales reported from three retail banners reported in discontinued operations; Corporate reflects our Corporate functions results as reported; and Save-A-Lot reflects the discontinued operations of the Save-A-Lot business until its disposal date in fiscal 2017 and remaining expenses of prior discontinued operations. Refer to Note 17—Segment Information and Note 18—Discontinued Operations within Part II, Item 8. of this Annual Report on Form 10-K for the underlying information used in these charts.

(2)	Wholesale net sales only reflect Unified’s and AG Florida’s results since their acquisition dates of June 23, 2017 and December 8, 2017, respectively.

Historical Wholesale Sales Growth(1)
7,935
7,705
11,054
Fiscal 2016
Fiscal 2017
Fiscal 2018 (2)
Unified
AG Florida
New customers and stores supplied
Lost customer sales and stores supplied
Existing customers and military
Other revenue
Prior year

(1)	The information used in this chart was compiled from amounts disclosed in the Results of Operations section below and the Annual Report on Form 10-K for the fiscal year ended February 25, 2017.

(2)
Unified’s net sales reflect net sales since the acquisition date of June 23, 2017. On a pro forma basis, Unified’s net sales would have been $3,715 if its sales results for the 16 weeks in fiscal 2018 prior to the acquisition date had been included. AG Florida’s net sales reflect sales since the acquisition date of December 8, 2017. On a pro forma basis, AG Florida’s net sales would have been $644 if its sales results for the 41 weeks in fiscal 2018 prior to the acquisition date had been included. Pro Forma Fiscal 2018 includes 52-weeks of net sales from Unified and AG Florida, as if the acquisitions would have closed on the first day of the fiscal 2018.

Business Strategies and Initiatives
Wholesale:

•	Retaining existing customers by anticipating, listening to and meeting our customer needs and differentiating ourselves through our service levels, pricing, product offerings and professional services

•
Growing our business with existing customers by marketing our fresh product offerings, such as produce, our ethnic and specialty capabilities and our professional service offerings to help our customers compete and grow their business, including retail store support, advertising, couponing, e-commerce, network and data hosting solutions, training and certifications classes, and administrative back-office solutions

•	Affiliating new customers, including traditional and non-traditional formats, and aggressively pursuing external growth and market opportunities

•
Integrating and realizing synergies from the acquisitions of Unified and AG Florida, including optimizing our distribution network, leveraging combined procurement volume and expanding enhanced professional services offerings to acquired customers

•	Expanding the Market Centre product offerings into our supply chain and continuing to optimize our product offerings to anticipate and meet our customer’s needs

•
Improving the efficiency and optimization of our distribution network, real estate, information technology infrastructure and logistics, and scaling the use of trucking miles and warehouse capacity as we grow our wholesale business

•
Strengthening core merchandising and marketing programs, including leveraging our private-label programs, such as the Essential Everyday® and Equaline® labels, while marketing and adding depth to the Wild Harvest® and Culinary Circle® brands

Retail:

•
Driving profitable sales through competitive pricing and strong, event-based promotions, and enhancing merchandising displays and product offerings such as Quick & Easy meal solutions including meal kits and grab ‘n go options for Retail stores and Wholesale customers

•	Driving improved store performance, including reducing inventory shrink rates and levels of out-of-stocks, through standardizing certain store processes

•	Continued development and introduction of our private-label products, including organic products, by providing innovative products in multiple channels across Retail and Wholesale

•	Targeted and innovative capital investments in our continuing operations banners for new stores, relocations and store remodels
Corporate:

•	Continued management of overhead cost structure to ensure competitive pricing to customers

•	Providing high-quality administrative support services by enhancing service offerings and information technology systems

•	Leveraging our professional services capabilities to grow our services business
Recent Developments
Acquisitions of Associated Grocers of Florida, Inc. and Unified Grocers, Inc.
On December 8, 2017, we completed the acquisition of AG Florida pursuant to the terms of an Agreement and Plan of Merger dated October 17, 2017 (the “AG Merger Agreement”) by and among SUPERVALU INC., Gator Merger Sub, Inc., a then wholly owned subsidiary of SUPERVALU INC. (“AG Merger Sub”), and AG Florida. Prior to the transaction, AG Florida was a retailer-owned cooperative. AG Florida distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia. Effective as of the closing of the transaction, AG Merger Sub merged with and into AG Florida with AG Florida surviving as a wholly owned subsidiary of Supervalu. The transaction was valued at $193, comprised of $131 in cash for 100 percent of the outstanding stock of AG Florida plus the assumption and payoff of AG Florida’s net debt of $62 at closing.
On June 23, 2017, we completed the acquisition of Unified pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 (the “Merger Agreement”) by and among SUPERVALU INC., West Acquisition Corporation, a then wholly owned subsidiary of SUPERVALU INC. (“Unified Merger Sub”), and Unified. Prior to the transaction, Unified was a cooperative owned by its retailer members. Effective as of the closing of the transaction, Unified Merger Sub merged with and into Unified with Unified surviving as a wholly owned subsidiary of Supervalu. The transaction was valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing.
The acquisitions of AG Florida and Unified are complementary to our wholesale business and they uniquely position us to serve a broader range of independent customers, offer a diverse array of value added services and further help our Wholesale customers to compete in an increasingly demanding grocery environment. In addition, these acquisitions provide opportunities across multiple geographies and are an important part of our ongoing growth effort, including international growth efforts and the expansion of Unified’s Market Centre division, a growing business providing specialty and ethnic products to independent customers.
Refer to Note 2—Business and Asset Acquisitions in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisitions of AG Florida and Unified.
Sale of Certain Farm Fresh Operations
On March 14, 2018, we announced our intention to exit the Farm Fresh banner and our entry into agreements to sell 21 of our 38 Farm Fresh retail stores and pharmacy assets for a total of $53, which we anticipate will result in a gain on the sale of these assets in the first quarter of fiscal 2019. The transactions are currently expected to close in May 2018, subject to customary closing conditions. We are working with a third party to liquidate the inventory at these Farm Fresh stores. We are continuing discussions and exploring potential transactions to sell the remaining Farm Fresh stores to current and prospective Wholesale customers and certain Farm Fresh employees.
Sale Leaseback Agreements
On April 23, 2018, we entered into a series of agreements relating to the sale of eight of our distribution centers for an aggregate purchase price, excluding taxes and closing costs, of approximately $483. The estimated net proceeds after taxes and costs are expected to be approximately $445. We intend to use the net proceeds to pay down outstanding debt. Subject to customary closing conditions, upon closing of the sale of the properties, we will enter into lease agreements for each of the properties for initial terms of 20 years with five five-year renewal options, that are expected to qualify for sale-leaseback accounting and be classified as operating leases. Any gain on the sale of these properties will be deferred and amortized over the term of the leases. The aggregate initial annual rent payment for the eight properties is expected to be approximately $31 with scheduled rent increases occurring generally every one or five years over the initial 20-year term. Of these eight transactions, which are subject to closing conditions, seven are expected to be completed during the first quarter and one is expected to be completed in the third quarter of fiscal 2019.
Retail Discontinued Operations
During the fourth quarter of fiscal 2018, we announced the exit of our Farm Fresh banner and that we are pursuing the sale of our corporately owned and operated retail operations consisting of Farm Fresh, Shop ‘n Save in the St. Louis, Missouri area (“Shop ‘n Save”) and Shop ‘n Save stores located in Maryland, Pennsylvania and West Virginia (“Shop ‘n Save East”). These retail assets have been classified as held for sale and the historical results of operations, financial position and cash flows directly attributable to these operations are now reported within discontinued operations in our Consolidated Financial Statements for all periods presented. Throughout this Annual Report on Form 10-K references to the Retail segment exclude these retail assets that are held for sale. The assets of these retail operations were recorded at their estimated fair value less costs to sell. No impairment charges were recorded as a result of the classification of these assets as held for sale because previous impairment charges have been recorded that have already written down the individual long-lived assets to their fair value.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Shortly after the Tax Act was enacted, the SEC issued accounting guidance, which provides a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete, the company may determine a reasonable estimate for those effects and record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.
As a result of the Tax Act, we recorded a discrete income tax expense of $31 million in fiscal 2018 associated with the remeasurement of deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate tax rate. We have not completed our accounting for the income tax effects of certain elements of the Tax Act, but recorded provisional adjustments based on reasonable estimates. Those estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, state tax conformity to federal tax changes, and expected changes to U.S. Treasury regulations. These provisional estimates may materially change with further analysis and new federal guidance or state law changes. We anticipate these estimates will be finalized on or before the due date of our federal and state income tax returns.
Fiscal 2018 Overview
Continuing Operations Financial Highlights for Fiscal 2018 Compared to Fiscal 2017:

•
Net sales were $14,157, an increase of $3,245 or 29.7 percent, primarily due to sales from the acquired Unified business, higher sales from new Wholesale customers and stores and sales from the acquired AG Florida business, offset in part by lower sales due to stores no longer operated by customers, lower identical store sales in the Retail business, lower military sales, lower sales from closed Retail stores and lower service agreement revenue.

•
Gross profit was $1,451, an increase of $56 or 4.0 percent. Wholesale gross profit increased $108, which was partially offset by a decrease in Retail gross profit of $33 and a decrease in Corporate gross profit of $19. The increase in Gross profit primarily reflects increases in gross margins from increased net sales including from the acquired Unified business, offset in part by higher Wholesale trucking costs and employee-related costs associated with higher sales volumes, and lower Retail gross margins from decreased sales.

•
Operating earnings were $193, a decrease of $2, which primarily reflects higher employee-related costs from the acquired Unified business, merger and integration costs and lower Retail gross margins, offset in part by lower pension settlement and goodwill impairment charges in fiscal 2017 and increases in gross profit discussed above and lower pension expense.

•	Interest expense, net was $132, a decrease of $48, primarily due to lower average outstanding debt balances.

•
Net earnings from continuing operations were $49, an increase of $14, and diluted net earnings per share from continuing operations increased $0.44, in each case, primarily due to the items described above.

•
Net cash provided by operating activities of continuing operations was $139, a decrease of $94, due to higher levels of cash utilized in operating assets and liabilities, such as accounts payable and accrued liabilities, and inventories, which were offset in part by $60 of lower contributions to benefit plans.

•
Net cash used in investing activities of continuing operations was $494, an increase of $345, primarily due to cash paid to acquire Unified and AG Florida, and two distribution centers located in Harrisburg, PA and Joliet, IL, all in fiscal 2018.

•
Net cash provided by financing activities of continuing operations was $88, compared to a use of cash of $1,107, an increase in cash provided by financing activities of continuing operations of $1,195, primarily due to the delayed draw under our term loan facility of $315, which was drawn down in full in fiscal 2018 for the purpose of consummating the acquisition of Unified, borrowings in fiscal 2018 of $127 compared to net payments of $138 in fiscal 2017 under the Revolving ABL Credit Facility, new loans in fiscal 2018 to finance the Harrisburg, PA distribution center acquisition and related improvements, and debt repayments of $99 made in fiscal 2017 that were not required in fiscal 2018. These items were partially offset by the repayment of acquired debt of $285 and $64 associated with the acquisitions of Unified and AG Florida, respectively.

Impact of Inflation and Deflation
We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes. We have experienced a mix of inflation and deflation across product categories within our business segments during fiscal 2018.
In aggregate across all of our businesses and taking into account the mix of products, management estimates our businesses experienced single digit cost inflation in fiscal 2018. The Wholesale and Retail business segments experienced cost inflation within the produce product category and inflation within the meat product categories. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared.
Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales.
Competitive Environment
The United States grocery business is highly competitive and management expects operating results will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace. Our Retail segment continues to be impacted by price competition, competitive store openings and a challenging sales and operating environment. This environment contributes to lower sales from identical retail stores, which impacts Gross profit and Operating earnings. These factors affecting the Retail segment are expected to impact fiscal 2019.
Services Agreements
We provide back-office administrative support services under transition services agreements (“TSA”) with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC and also provide services as needed to transition and wind down the TSA with NAI and Albertson’s LLC. On October 17, 2017, we entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI. We will continue to provide transition and wind down services as previously agreed. In addition, we will provide services to Albertson’s LLC for one distribution center until at least October 2018, and NAI may notify us that it requires services for certain stores beyond September 21, 2018. The fees for these extended services, if any, will be the same per-store weekly fee (subject to a minimum fee) and the same weekly fee for the distribution center that Albertson’s LLC and NAI pay to us currently. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. We also agreed that Albertson’s would no longer provide services to us after September 21, 2019. We expect the revenue under the TSA will be approximately $55 in fiscal 2019 and $0 in fiscal 2020. With this revenue decline, Adjusted EBITDA with respect to the TSA is expected to decline by up to $50 in fiscal 2019 and by up to another $40 in fiscal 2020.
In connection with the sale of Save-A-Lot on December 5, 2016, we entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC (“Moran Foods”), the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. The initial annual base charge under the Services Agreement is $30, subject to adjustments. Moran Foods may terminate the Services Agreement in the event of our material breach, if we breach our non-compete obligations under the Merger Agreement, if we are acquired by a third party that engages in a Competing Business (as defined in the Merger Agreement) or in the event of our bankruptcy or insolvency, in each case, subject to certain limitations set forth in the Services Agreement. In addition, Moran Foods may terminate certain services or service categories if we commit a breach that is material to the service category or if we fail to meet certain minimum specified service levels, in each case, subject to certain limitations set forth in the Services Agreement. We may terminate the Services Agreement in the event of Moran Foods’ material breach, for Moran Foods’ failure to make timely payment, for certain legal or regulatory changes and in the event of Moran Foods’ bankruptcy or insolvency, in each case, subject to certain limitations set forth in the Services Agreement. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement.
RESULTS OF OPERATIONS
Consolidated results of operations for fiscal 2018, 2017 and 2016 are as follows:

	2018 (52 weeks)		2017 (52 weeks)		2016 (52 weeks)
Net sales	$14,157	100.0%	$10,912	100.0%	$11,283	100.0%
Cost of sales	12,706	89.7	9,517	87.2	9,812	87.0
Gross profit	1,451	10.3	1,395	12.8	1,471	13.0
Selling and administrative expenses	1,258	8.9	1,187	10.9	1,224	10.8
Goodwill and intangible asset impairment charges	—	—	13	0.1	6	0.1
Operating earnings	193	1.4	195	1.8	241	2.1
Interest expense, net	132	0.9	180	1.6	193	1.7
Equity in earnings of unconsolidated affiliates	(16)	(0.1)	(5)	—	(5)	—
Earnings from continuing operations before income taxes	77	0.5	20	0.2	53	0.5
Income tax provision (benefit)	28	0.2	(15)	(0.1)	4	—
Net earnings from continuing operations	49	0.3	35	0.3	49	0.4
(Loss) income from discontinued operations, net of tax	(3)	—	619	5.7	137	1.2
Net earnings including noncontrolling interests	46	0.3	654	6.0	186	1.7
Less net earnings attributable to noncontrolling interests	(1)	—	(4)	—	(8)	(0.1)
Net earnings attributable to SUPERVALU INC.	$45	0.3%	$650	6.0%	$178	1.6%

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$1.25		$0.82		$1.08
Discontinued operations	$(0.07)		$16.35		$3.65
Basic net earnings per share	$1.18		$17.17		$4.72
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$1.25		$0.81		$1.06
Discontinued operations	$(0.07)		$16.19		$3.59
Diluted net earnings per share	$1.18		$17.00		$4.66
The following discussion summarizes operating results for fiscal 2018 compared to fiscal 2017, and fiscal 2017 compared to fiscal 2016. References to last year refer to fiscal 2017.
Net Sales
The following table outlines the composition of and variances in Net sales:

	2018 (52 weeks)	2017 (52 weeks)	2016 (52 weeks)	2018 Change	2017 Change
Wholesale	$11,054	$7,705	$7,935	$3,349	$(230)
Retail	2,943	3,028	3,145	(85)	(117)
Corporate	160	179	203	(19)	(24)
Total Net sales	$14,157	$10,912	$11,283	$3,245	$(371)

The following tables reconcile the sales variances for each reportable segment:

Wholesale	2018 (52 weeks)	2017 (52 weeks)
Net sales from the prior fiscal year	$7,705	$7,935
Unified’s net sales since acquisition(1)	2,492	—
Increase in net sales to new customers(2)	952	277
AG Florida’s net sales since acquisition(3)	132	—
Increased net sales to new stores operated by existing customers(4)	85	141
Lower net sales to existing customer stores	(8)	(84)
Lower net sales due to stores no longer operated by customers(5)	(248)	(514)
Lower Military net sales	(49)	(54)
Other revenue	(7)	4
Net sales for the current fiscal year	$11,054	$7,705

(1)
Unified’s net sales since the acquisition reflect net sales since the acquisition date of June 23, 2017. On a pro forma basis, Unified’s net sales would have been $3,715 if their sales results for the 16 weeks prior to the acquisition date had been included.

(2)	Increases in net sales to new customers are primarily attributable to the affiliations of nine larger new customers.

(3)
AG Florida’s net sales since the acquisition reflect sales since the acquisition date of December 8, 2017. On a pro forma basis, AG Florida’s net sales would have been $644 if their sales results for the 41 weeks prior to the acquisition date had been included.

(4)	Increased net sales to new stores operated by existing customers primarily reflect organic new store growth from existing customers.

(5)
Lower net sales due to stores no longer operated by customers primarily reflects sales lost as a result of the Marsh and Haggen bankruptcies, and store locations we no longer supply for existing customers.

Retail	2018 (52 weeks)	2017 (52 weeks)
Net sales from the prior fiscal year	3,028	3,145
Identical store sales of negative 2.5 percent and negative 5.0 percent, respectively(1)	(71)	(144)
Lower sales from closed stores	(30)	(41)
Increased sales from new stores	18	72
Other revenue	(2)	(4)
Net sales for the current fiscal year	2,943	3,028

(1)
Average basket size variance was 0.0 percent and negative 1.4 percent, respectively. Average customer count was negative 2.5 percent and negative 3.7 percent, respectively. Retail identical store sales are defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and announced planned store dispositions. Average basket size is defined based on average purchases and customer count is defined as the number of transactions, both over the same four full quarters, including store expansions and excluding fuel and planned store dispositions.

Corporate
In fiscal 2018, Corporate’s net sales decreased primarily due to $41 of lower fees under transition services agreements from a lower number of stores and distribution centers serviced, offset in part by $23 of higher sales from the professional services agreement with Save-A-Lot that began in December 2016.
In fiscal 2017, Corporate’s net sales decreased primarily due to $31 of lower fees under transition services agreements from a lower number of stores serviced, offset in part by $7 of higher sales from the professional services agreement with Save-A-Lot that began in December 2016.

Gross Profit
The following table outlines the composition of and variances in Gross profit, which are discussed in the paragraphs below:

	2018 (52 weeks)	2017 (52 weeks)	2016 (52 weeks)	2018 Change	2017 Change
Wholesale	$463	$355	$371	$108	$(16)
% of Wholesale sales	4.2%	4.6%	4.7%	(0.4)%	(0.1)%
Retail	828	861	897	(33)	(36)
% of Retail sales	28.1%	28.4%	28.5%	(0.3)%	(0.1)%
Corporate	160	179	203	(19)	(24)
Total Gross profit	$1,451	$1,395	$1,471	$56	$(76)
% of total Net sales	10.3%	12.8%	13.0%	(2.5)%	(0.2)%
Fiscal 2018 Compared to Fiscal 2017
Wholesale gross profit increased $108, and decreased 40 basis points as a percentage of net sales. Wholesale’s gross profit for fiscal 2018 included $2 of merger and integration costs. When adjusted for this item, Wholesale’s gross profit increased $110 primarily due to $97 of higher gross margin from increased net sales, $67 of gross profit attributable to the acquired Unified business and $6 of higher gross profit attributable to the acquired AG Florida business (both including depreciation expense related to facilities valued in purchase accounting), offset in part by $38 of increased trucking costs driven by higher sales volumes and increased third party trucking costs, and $18 of higher employee-related costs attributable to higher sales volumes. The acquired Unified business contributed an approximate 40 basis point decrease in Wholesale gross profit as a percent of Wholesale sales. The remaining decrease in Wholesale’s gross profit rate was attributable to the higher expenses noted above.
Retail gross profit decreased $33, or 30 basis points as a percentage of net sales, Retail gross profit for fiscal 2017 included $1 of store closure charges and costs related to inventory write-downs. When adjusted for this item, Retail gross profit decreased $34, primarily due to $26 of lower gross margin from net decreased sales, with the remaining decrease primarily attributable to lower gross margins, offset by a LIFO credit in fiscal 2018 compared to fiscal 2017.
Corporate gross profit decreased $19 primarily due to a lower number of stores and distribution centers serviced under transition services agreements, net of fees earned under the professional services agreement with Save-A-Lot, discussed in the net sales variances above. The shared service center costs incurred to support back office functions related to the services agreements represent administrative overhead and are recorded in Selling and administrative expenses. We expect that revenues generated from existing transition services agreements with Albertson’s and NAI will result in lower Corporate net sales, gross profit and operating earnings in fiscal 2019 and 2020, as discussed in the Executive Overview section above.
Fiscal 2017 Compared to Fiscal 2016
Wholesale gross profit decreased $16, or 10 basis points as a percentage of net sales, primarily due to $30 of lower gross margin from net decreased sales driven by lost customers, $18 of higher employee-related costs driven by higher distribution center labor rates and hours incurred and $4 of higher logistics costs, offset in part by $21 of higher vendor allowances, $6 of reduced costs from incremental vendor back-haul allowances and $3 of lower pension expense.
Retail gross profit decreased $36, or 10 basis points as a percentage of net sales. Retail gross profit for fiscal 2017 included $1 of store closure charges and costs related to inventory write-downs. When adjusted for this item, Retail gross profit decreased $35 primarily due to $36 of lower gross margin from net decreased sales and $10 of lower gross margins including vendor allowances driven by strategic investments to lower prices to customers, offset in part by $8 of lower inventory shrink costs.

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

Selling and Administrative Expenses
Fiscal 2018 Compared to Fiscal 2017
Selling and administrative expenses for fiscal 2018 were $1,258 compared with $1,187 last year, an increase of $71 or 6.0 percent. Selling and administrative expenses for fiscal 2018 included net charges and costs of $41, comprised of merger and integration costs of $35, a legal reserve charge of $9, severance costs of $8, store closure charges and costs of $3 and a non-cash asset impairment charge of $2, offset in part by a benefit plan termination gain of $8, vendor legal settlement income of $5 and a gain on sale of property of $3. Last year’s Selling and administrative expenses included net charges and costs of $34, comprised of non-cash pension settlement charges of $42 and store closure charges and costs of $4, offset in part by a supply agreement termination fee of $9, a sales and use tax refund of $2 and a severance benefit of $1. When adjusted for these items, the remaining increase of $64 in Selling and administrative expenses is primarily due to $68 of higher employee-related costs driven by the acquired Unified business and higher incentive compensation, $12 of higher bad debt expense primarily related to lost Wholesale customers and $10 of higher occupancy costs driven primarily by the acquired Unified business, offset in part by $30 of lower pension expense.
Fiscal 2017 Compared to Fiscal 2016
Selling and administrative expenses for fiscal 2017 were $1,187 compared with $1,224 for fiscal 2016, a decrease of $37 or 3.0 percent. Selling and administrative expenses for fiscal 2017 included net charges and costs of $34 discussed in the paragraph above. Selling and administrative expenses for fiscal 2016 included net charges and costs of $12, comprised of store closure charges and costs of $6 and severance costs of $6. When adjusted for these items, the remaining decrease of $59 in Selling and administrative expenses is primarily due to $53 of lower pension expense, $9 of lower other operating costs and $7 of lower bad debt expense, offset in part by $13 of higher total employee costs driven by higher Retail employee costs and $4 of higher contracted services.
Goodwill and Intangible Asset Impairment Charges
During fiscal 2017, we conducted an interim impairment review of the carrying value of our reporting units in conjunction with our impairment review of Save-A-Lot’s goodwill and due to declines in sales and cash flows within Retail. The review indicated that the estimated fair value of the Wholesale reporting unit was substantially in excess of 100 percent of its carrying value. The review also indicated that the carrying value of the Retail reporting unit exceeded its estimated fair value, as determined utilizing the income approach and market approach. As a result, we performed the step 2 assessment and recorded a non-cash goodwill impairment charge of $13 in the Retail segment during the third quarter of fiscal 2017. The calculation of the impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.
During fiscal 2016, we received a notice pursuant to which we could exercise certain purchase options for facilities. As a result, we performed a review of the associated indefinite-lived intangible assets for impairment, which indicated the carrying value of the intangible assets exceeded its estimated value, and a non-cash intangible asset impairment charge of $6 was recorded within Wholesale.
Operating Earnings
The following table outlines the composition of and variances in Operating earnings, which are discussed in the paragraphs below:

	2018 (52 weeks)	2017 (52 weeks)	2016 (52 weeks)	2018 Change	2017 Change
Wholesale	$226	$225	$218	$1	$7
% of Wholesale sales	2.0%	2.9%	2.7%	(0.9)%	0.2%
Retail	(13)	(3)	66	(10)	(69)
% of Retail sales	(0.4)%	(0.1)%	2.1%	(0.3)%	(2.2)%
Corporate	(20)	(27)	(43)	7	16
Total Operating earnings	$193	$195	$241	$(2)	$(46)
% of total Net sales	1.4%	1.8%	2.1%	(0.4)%	(0.3)%

Fiscal 2018 Compared to Fiscal 2017
Wholesale operating earnings for fiscal 2018 increased $1, and decreased 90 basis points as a percentage of net sales. Wholesale operating earnings for fiscal 2018 included net charges and costs of $10, comprised of a legal reserve charge of $9, severance costs of $4 and merger and integration costs of $2, offset in part by vendor legal settlement income of $5. Last year’s Wholesale operating earnings included a fee received from a supply agreement termination of $9. When adjusted for these items, the remaining increase of $20 in Wholesale operating earnings is primarily due to $97 of higher gross margin from increased net sales, $67 of gross profit attributable to the acquired Unified business and $6 of higher gross profit attributable to the acquired AG Florida business (both including depreciation expense related to facilities valued in purchase accounting), offset in part by $50 of increased administrative employee-related costs primarily due to the acquired Unified business, $38 of increased trucking costs driven by higher sales volumes and increased third party trucking costs, $18 of higher employee-related costs attributable to higher sales volumes, $14 of higher depreciation and amortization primarily included within Selling and administrative expenses, $14 of higher other occupancy costs primarily due to the acquired Unified business, $10 of higher bad debt expense and $7 of higher contracted services costs.
Retail operating earnings for fiscal 2018 decreased $10, or 30 basis points as a percentage of net sales. Last year’s Retail operating earnings included a non-cash goodwill impairment charge of $13 and store closure charges and costs of $5. When adjusted for these items, the remaining $28 decrease in Retail operating earnings is primarily due to $26 of lower gross margin from net decreased sales, with the remaining decrease primarily attributable to lower gross margins and $5 of higher employee-related costs, offset in part by $8 of lower depreciation and amortization.
Corporate operating loss for fiscal 2018 decreased $7. Corporate operating loss for fiscal 2018 included merger and integration costs of $35, severance costs of $4, store closure charges and costs of $3 and an asset impairment charge of $2, offset in part by benefit plan termination gain of $8 and a gain on sale of property of $3. Last year’s Corporate operating loss included non-cash pension settlement charges of $42, offset in part by a sales and use tax refund of $2 and a severance benefit of $1. When adjusted for these items, the remaining $1 increase in Corporate operating earnings is primarily due to $18 of net lower fees earned under services agreements and $10 of higher employee-related costs, driven by incentive compensation, offset by $30 of lower pension expense.
Fiscal 2017 Compared to Fiscal 2016
Wholesale operating earnings for fiscal 2017 increased $7, or 20 basis points as a percentage of net sales. Wholesale operating earnings for fiscal 2017 include a fee received from a supply agreement termination of $9. Wholesale operating earnings for fiscal 2016 included an intangible asset impairment charge of $6. When adjusted for these items, the remaining decrease of $8 in Wholesale operating earnings is primarily due to $30 of lower gross margin from net decreased sales driven by lost customers, $18 of higher employee-related costs driven by higher distribution center labor rates and hours incurred, offset in part by $21 of higher vendor allowances, $7 of lower bad debt expense and customer recoveries, $6 of favorable inventory reclamation, $6 of reduced costs from incremental vendor back-haul allowances and $3 of lower pension expense.
Retail operating earnings for fiscal 2017 decreased $69, or 220 basis points as a percentage of net sales. Retail operating loss for fiscal 2017 included a non-cash goodwill impairment charge of $13 and store closure charges and costs of $5. Retail operating earnings for fiscal 2016 included store closure charges and costs of $1. When adjusted for these items, the remaining decrease in Retail operating earnings of $52 is primarily due to $36 of lower gross margin from net decreased sales, $12 of higher employee costs and $10 of lower gross margins including vendor allowances driven by strategic investments to lower prices to customers, offset in part by $8 of lower inventory shrink costs.
Corporate operating loss for fiscal 2017 decreased $16. Corporate operating loss for fiscal 2017 included non-cash pension settlement charges of $42, offset in part by a sales and use tax refund of $2 and a severance benefit of $1. Corporate operating loss for fiscal 2016 included severance costs of $6 and store closure charges and costs of $5. When adjusted for these items, the remaining increase in Corporate operating earnings of $44 is primarily due to $51 of lower pension expense, $9 of lower salary, wages and incentive compensation, $7 of lower infrastructure costs driven by information technology, $3 of lower bad debt expense and $3 of lower other operating expenses, offset in part by $24 of lower fees earned under services agreements discussed in Corporate net sales above and $6 of higher employee benefit costs.

Interest Expense, Net

	2018 (52 weeks)	2017 (52 weeks)	2016 (52 weeks)	2018 Change	2017 Change
Interest expense on long-term debt, net of capitalized interest	$98	$124	$142	$(26)	$(18)
Interest expense on capital lease obligations	18	18	18	—	—
Amortization of financing costs and discount	7	11	18	(4)	(7)
Other	7	10	7	(3)	3
Unamortized financing charges	3	17	4	(14)	13
Debt refinancing costs	2	2	6	—	(4)
Interest income	(3)	(2)	(2)	(1)	—
Interest expense, net	$132	$180	$193	$(48)	$(13)
When adjusted for unamortized financing charges and debt refinancing costs in both fiscal 2018 and last year, interest expense, net decreased $34 primarily due to lower average outstanding borrowings under our Secured Term Loan Facility as a result of the $832 required prepayments related to the sale of Save-A-Lot in the fourth quarter of fiscal 2017, offset in part by additional interest expense associated with the $315 of additional borrowings under the Secured Term Loan Facility to finance the acquisition of Unified.
When adjusted for unamortized financing charges and debt refinancing costs in both fiscal 2017 and 2016, interest expense, net decreased $22 primarily due to lower average outstanding debt balances.
Equity in Earnings of Unconsolidated Affiliates
In fiscal 2018, we received $14 as consideration for the sale of our equity interest in an entity that operated certain retail stores, which resulted in a gain of $13. In conjunction with the sale, we entered into long-term wholesale supply agreements to continue to supply these retail stores.
Income Tax Provision (Benefit)
Income tax provision on earnings from continuing operations for fiscal 2018 was $28 or 36.9 percent of earnings from continuing operations before income taxes, compared with an income tax (benefit) of $15 or a negative 74.4 percent of earnings from continuing operations before income taxes last year. The change in the effective tax rate is primarily due to higher pre-tax income in the current year, additional tax expense in fiscal 2018 due to the remeasurement of deferred tax items resulting from the Tax Cuts and Jobs Act, and adoption of ASU 2016-09, offset by a deferred income tax benefit related to the release of a valuation allowance due to anticipated capital gains on future sale lease back transactions and sale of discontinued operations, and by certain discrete tax benefits in fiscal 2017 related to pension settlement charges and goodwill impairment charges.
Income tax benefit on earnings from continuing operations for fiscal 2017 was $15 or a negative 74.4 percent of earnings from continuing operations before income taxes, compared with income tax expense of $4 or 6.5 percent of earnings from continuing operations before income taxes for fiscal 2016. The change in the effective tax rate is primarily due to lower pre-tax income in fiscal 2017, resulting in a greater rate impact from permanent tax items, as well as certain discrete tax benefits in fiscal 2017 related to the pension settlement charges and goodwill impairment charges.

Net Earnings from Continuing Operations
Net earnings from continuing operations for fiscal 2018 were $49, compared with $35 last year. Net earnings from continuing operations for fiscal 2018 included after-tax costs and charges of $31, comprised of U.S. tax reform charges, merger and integration costs, a legal reserve charge, unamortized debt financing charges, severance costs, debt refinancing costs, store closure charges and costs and an asset impairment charge, offset in part by a deferred income tax benefit, a gain on sale of an investment, benefit plan income, vendor legal settlement income and a gain on sale of property. Net earnings from continuing operations for fiscal 2017 included after-tax costs and charges of $29, comprised of pension settlement charges, unamortized financing cost charges, a goodwill impairment charge, store closure charges and costs, and debt refinancing costs, offset in part by a deferred income tax benefit, a fee received from a supply agreement termination, a sales and use tax refund and a severance benefit. When adjusted for these items, the remaining $16 after-tax increase is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision (Benefit) sections above.
Net earnings from continuing operations for fiscal 2017 were $35, compared with $49 in fiscal 2016. Net earnings from continuing operations for fiscal 2017 included after-tax costs and charges of $29, comprised of pension settlement charges, unamortized financing cost charges, a goodwill impairment charge, store closure charges and costs, and debt refinancing costs, offset in part by a deferred income tax benefit, a fee received from a supply agreement termination, a sales and use tax refund and a severance benefit. Net earnings from continuing operations for fiscal 2016 included after-tax costs and charges of $17, comprised of an intangible asset impairment charge, debt refinancing costs, store closure charges and costs, severance costs and unamortized financing cost charges. When adjusted for these items, the remaining $2 after-tax decrease is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax Provision (Benefit) sections above.
(Loss) Income from Discontinued Operations, Net of Tax
Discontinued operations primarily include three retail banners, formerly reported within the Retail segment, and the Save-A-Lot business that was previously disclosed as a separate reporting segment of Supervalu. Discontinued operations related to Save-A-Lot have been adjusted for assets, liabilities, operating results, and cash flows of the Save-A-Lot business as provided under the SAL Merger Agreement and the Separation Agreement. Discontinued operations for the Farm Fresh, Shop ‘n Save and Shop ‘n Save East retail banners reflect the asset, liabilities, operating results and cash flows of the three banners that are being held for sale. In addition, discontinued operations include the results of operations and cash flows attributed to the assets and liabilities of the NAI business. Refer to Note 18—Discontinued Operations in the Notes to Consolidated Financial Statements for further information regarding these discontinued operations.
Fiscal 2018 Compared to Fiscal 2017
Net sales from discontinued operations for fiscal 2018 were $1,522, compared with $5,097 last year. The decrease of $3,575 was primarily due to $3,529 of a decrease attributable to the sale of the Save-A-Lot business that occurred in the fourth quarter of fiscal 2017, with the remaining decrease of $46 primarily due to negative identical store sales in two of our retail banners that are held for sale, offset in part by higher sales from acquired stores in our third retail banner that is held for sale.
Operating loss from discontinued operations for fiscal 2018 was $28, compared with operating earnings from discontinued operations of $696 last year. Fiscal 2018 included asset impairment charges of $47. Last year’s operating earnings from discontinued operations included a pre-tax gain on sale of $637, an asset impairment charge of $41 and goodwill impairment charges of $39. The remaining decrease of $120 is primarily due to lower earnings from a partial fiscal year of operations in fiscal 2017 for Save-A-Lot operations and lower gross margins from the three retail banners.
Loss from discontinued operations, net of tax for fiscal 2018 was $3, compared with income from discontinued operations, net of tax of $619 last year. Last year’s income from discontinued operations includes an after-tax gain on sale of $577, which includes a tax benefit from the utilization of capital loss carryforwards and the release of valuation allowances of approximately $244. The remaining decrease of $45 was due to the after-tax impact of the operating earnings variances discussed above and the applicable tax provision, which included certain tax matters.
Retail Asset Impairments
Our impairment assessments conducted in fiscal 2018 and 2017 covered all retail banners included within discontinued operations. Our impairment assessments resulted in impairment charges for each retail banner classified within discontinued operations. As of the end of fiscal 2018, each retail banner placed into discontinued operations had been impaired, with each of the individual assets being written down to their fair value.

In fiscal 2018, two retail asset groups, which consisted of two separate retail banners, indicated a decline in their results of operations and cash flow projections of these two retail asset groups declined compared to prior projections. As a result, the two retail asset groups were selected for an undiscounted cash flow review. Both of these retail asset groups failed the long-lived asset recoverability test. Accordingly, a fair value assessment using the income approach was performed over each retail asset group’s long-lived assets. The carrying value of the assets within the two retail asset groups were determined to exceed their estimated fair value. In fiscal 2018, we recorded long-lived asset impairment charges that reduced the aggregate long-lived asset carrying values of these asset groups from $115 to their fair value of $68, resulting in impairment charges of $47.
In fiscal 2017, we performed an interim impairment review of certain retail geographic market asset groups in conjunction with our impairment review of goodwill and due to declines in sales and cash flows. The review indicated that there was no impairment for our long-lived assets within the asset groups. During the fourth quarter of fiscal 2017, the results of operations and cash flows of certain retail asset groups continued to decline, and as a result, revised projected financial information was used in the fourth quarter asset impairment review, which resulted in one of the Retail asset groups failing its step 1 long-lived asset recoverability test. Accordingly, a fair value assessment was performed over one retail banner’s long-lived assets. The carrying value of the assets within this asset group exceeded the estimated fair value and was reduced until all long-lived assets were recorded at the lower of their carrying value or fair value, resulting in an impairment charge of $41.
Fiscal 2017 Compared to Fiscal 2016
Net sales from discontinued operations for fiscal 2017 were $5,097, compared with $6,245 for fiscal 2016. The decrease of $1,148 was primarily due to the sale of the Save-A-Lot that business occurred on the first business day of the fourth quarter of fiscal 2017 (December 5, 2016), resulting in a partial fiscal year of operations in fiscal 2017. Net sales from discontinued operations decreased $1,092 due to the reduction in fourth quarter sales relative to the prior year and operating results from the remainder of the year attributable to the sale of the Save-A-Lot business. The remaining $56 decrease in discontinued operations net sales is primarily due to lower identical store retail sales, offset in part by sales from acquired stores now held for sale.
Operating earnings from discontinued operations for fiscal 2017 were $696, compared with $204 for fiscal 2016. Fiscal 2017 operating earnings from discontinued operations included a pre-tax gain on sale of $637, an asset impairment charge of $41 and goodwill impairment charges of $39. The remaining decrease of $65 is primarily due to lower operating earnings for our held for sale retail operations, a partial fiscal year of Save-A-Lot operations in fiscal 2017 and lower operating earnings from our sold Save-A-Lot business.
Income from discontinued operations, net of tax for fiscal 2017 was $619, compared with $137 for fiscal 2016. Fiscal 2017 income from discontinued operations includes an after-tax gain on sale of $577, which includes a tax benefit from the utilization of capital loss carryforwards and the release of valuation allowances of approximately $244. The remaining decrease of $95 was due to the after-tax impact of the operating earnings variances discussed above and the applicable tax provision, which included certain tax matters.

NON-GAAP FINANCIAL MEASURES
Use of Non-GAAP Financial Measures
Our Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition to the above analysis of results of operations, we also consider certain non-GAAP financial measures to assess the performance of our business and understand underlying operating performance and core business trends, which we use to facilitate operating performance comparisons of our business on a consistent basis over time. The measures and items identified below, such as Adjusted EBITDA, are provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. In each of these measures, certain items are being omitted either because they are non-cash items or are items that are not considered in our supplemental assessment of on-going business performance. Certain of these adjustments are considered in similar supplemental analyses by other companies, such as depreciation and amortization, impairment charges and certain other adjustments.
We believe these non-GAAP measures are useful to investors and financial institutions because, for example, Adjusted EBITDA provides additional understanding of other factors and trends affecting our business, which are used in the business planning process to understand expected performance, to evaluate results against those expectations, and as one of the compensation performance measures under certain compensation programs and plans. We believe Adjusted EBITDA is more reflective of factors that affect our underlying operating performance and facilitate operating performance comparisons of our business segments on a consistent basis over time.

Limitations of Use
Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude items that may be considered recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. The non-GAAP financial measures below should only be considered as an additional supplement to our financial results reported in accordance with GAAP and should be reviewed in conjunction with our results reported in accordance with GAAP in this Annual Report on Form 10-K for the fiscal year ended February 24, 2018.
There are significant limitations to using Adjusted EBITDA as a financial measure including, but not limited to, it not reflecting cash expenditures for capital assets or contractual commitments, changes in working capital, income taxes, capital lease obligations and debt service expenses that are recurring in our results of operations.
Definitions
We define Adjusted EBITDA as Net earnings (loss) from continuing operations, plus Interest expense, net and Income tax provision (benefit), less Net earnings attributable to noncontrolling interests calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, LIFO charge (credit), certain employee-related costs and pension-related charges (including severance costs, pension settlement charges, multiemployer pension withdrawal charges, accelerated stock-based compensation charges and other items), certain non-cash asset impairment and other charges (including asset write-offs, store closures and market exits), certain gains and losses on the sale of property, goodwill and intangible asset impairment charges, costs related to the separation of businesses, legal settlement charges and gains, contract breakage costs and certain other non-cash charges or items, as determined by management.
The following table reconciles Adjusted EBITDA to Net earnings (loss) from continuing operations:

	2018 (52 weeks)	2017 (52 weeks)	2016 (52 weeks)	2015 (53 weeks)	2014 (52 weeks)
Net earnings (loss) from continuing operations	$49	$35	$49	$(23)	$(133)
Less net earnings attributable to noncontrolling interests	(1)	(4)	(8)	(7)	(7)
Income tax provision (benefit)	28	(15)	4	(50)	(97)
Interest expense, net	132	180	193	241	400
Depreciation and amortization	197	173	175	186	198
LIFO charge (credit)	1	1	3	8	(10)
Merger and integration costs(1)	37	—	—	—	—
Legal reserve charge(2)	9	—	—	—	—
Severance costs (benefits)(3)	8	(1)	6	1	41
Store closure charges and costs(4)	3	5	6	—	—
Asset impairment and other charges, net of gains(5)	2	—	—	—	(2)
Pension, multi-employer and benefit plan settlement charges(6)	—	42	—	69	3
Goodwill and intangible asset impairment charges(7)	—	13	6	—	—
Contract breakage costs and certain other charges(8)	—	—	—	—	6
Information technology intrusion costs, net of insurance recoverable(9)	—	—	—	1	—
Sales and use tax refunds(10)	—	(2)	—	—	—
Supply agreement termination fees(11)	—	(9)	—	—	—
Gain on sale of property(12)	(3)	—	—	—	—
Vendor settlement income(13)	(5)	—	—	—	—
Benefit plan termination gain(14)	(8)	—	—	—	—
Gain on sale of unconsolidated affiliates(15)	(13)	—	—	—	—
Adjusted EBITDA	$436	$418	$434	$426	$399

(1)
Merger and integration costs relate to the acquisition and integration of Unified and AG Florida and primarily reflect employee severance and transition costs, acquisition costs and a multiemployer pension withdrawal charge. We expect to continue to incur merger and integration costs until the completion of the integration of Unified and AG Florida.

(2)	Legal reserve charge reflects a settlement for certain legal proceedings.

(3)
Severance costs primarily reflect termination costs for employees who are not part of our on-going business. The fiscal 2017 severance benefit includes a reversal of a portion of severance costs in fiscal 2016.

(4)	Store closure charges and costs include impairment, severance and related costs due to store closures, including the sale of pharmacy prescription files related to a store closure.

(5)
Asset impairment charges include non-cash charges related to our Retail business in fiscal 2018 and amounts related to our Retail and Wholesale business in fiscal 2014, with an offsetting gain on the sale of property in fiscal 2014 related to the Wholesale business.

(6)
Pension settlement charges in fiscal 2017 and 2015 reflect accelerated amortization of accumulated actuarial loss associated with lump sum settlement payments made to certain deferred vested pension plan participants made by the SUPERVALU Retirement Plan under a lump sum payment option window.

(7)
Goodwill and intangible asset impairment charges include a non-cash goodwill impairment charge related to our Retail business in fiscal 2017 and a non-cash intangible asset impairment charge related to our non-exercise of certain options to purchase operating assets in fiscal 2016.

(8)	Contract breakage costs relate to continuing operations break-up costs from the sale of NAI.

(9)
Information technology intrusion costs include costs related to the intrusions discussed in Note 16—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report on Form 10-K.

(10)	Sales and use tax refunds reflect refunds received related to prior years.

(11)	Supply agreement termination fees reflect cash gains related to the termination of supply agreements.

(12)	Gain on sale of property primarily reflects cash received in excess of the property’s carrying value.

(13)	Vendor settlement income reflect funds received from vendors related to prior year claim settlements.

(14)	Benefit plan termination gain reflects the cancellation of certain non-qualified benefit plans.

(15)	Gain on sale of unconsolidated affiliates reflects the proceeds received from the sale of equity investments.

LIQUIDITY AND CAPITAL RESOURCES
Overview

•	Unused available credit under our $1,000 asset-based revolving credit facility (the “Revolving ABL Credit Facility”) increased $68 to $816 as of February 24, 2018 from $748 as of February 25, 2017.

•
In fiscal 2018, we completed the refinancing of the term loan facility (“Secured Term Loan Facility”) due March 2019, which among other changes, reduced the interest rate by 1.00 percent for both LIBOR and Prime rate based loans and extended the maturity to June 2024, subject to certain acceleration provisions.

•
Cash and cash equivalents decreased $286 to $41 as of February 24, 2018 from $327 as of February 25, 2017, primarily due to the net cash used in investing activities of continuing operations in fiscal 2018.

•
Total debt increased $469 to $1,732 as of February 24, 2018 from $1,263 as of February 25, 2017, primarily related to the additional borrowings under the Secured Term Loan Facility to finance the Unified acquisition, borrowings under the Revolving ABL Credit Facility to finance the AG Florida acquisition and new loans to finance the Harrisburg, PA distribution center acquisition and related improvements.

•	Scheduled debt maturities are expected to be $8 in fiscal 2019 and payments to reduce capital lease obligations are expected to be approximately $26 for fiscal 2019.

•
Working capital of continuing operations increased $3 to $464 as of February 24, 2018 from $461 as of February 25, 2017, excluding the impacts of the LIFO reserve. The working capital increase is primarily due to the acquired working capital from the Unified and AG Florida acquisitions, offset in part by a reduction in the cash balance that was utilized in the acquisitions of Unified and AG Florida.

•
We expect to be able to fund debt maturities through internally generated funds, borrowings under the Revolving ABL Credit Facility, additional term loans under the Secured Term Loan Facility (subject to identifying term loan lenders or other institutional lenders and satisfying certain terms and conditions) or through new debt issuances.

•
In fiscal 2019, $4 of minimum pension contributions are required to be made under the Unified Grocers, Inc. Cash Balance Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). No minimum pension contributions are required to be made to the SUPERVALU Retirement Plan under ERISA in fiscal 2019.

Sources and Uses of Cash
We expect to continue to replenish operating assets with internally generated funds and pay down debt obligations with internally generated funds and new debt issuances or existing credit facilities. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets.
Our primary sources of liquidity are from internally generated funds and from borrowing capacity under our credit facilities. We will continue to obtain short-term and long-term financing from our credit facilities. Long-term financing will be maintained through existing and new debt issuances and our credit facilities. Our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund debt obligations and capital expenditures as opportunities arise. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that it will continually have access to credit on acceptable terms. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.
Primary uses of cash include debt servicing and maturities, capital expenditures, working capital maintenance, contributions to various benefit plans and income tax payments. Our working capital needs are generally greater during the months leading up to high sales periods, such as the time period from prior to Thanksgiving through December. We typically finance these working capital needs with cash provided from operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories. Strategic and operational investments in our businesses are funded by cash provided from operating activities and on a short-term basis through available liquidity.
Our continued access to short-term and long-term financing through credit markets depends on numerous factors, including the condition of the credit markets and our results of operations, cash flows, financial position and credit ratings.
We do not pay dividends and there is no current intent to pay dividends. We are limited in the aggregate amount of dividends that we may pay under the terms of our Secured Term Loan Facility and our Revolving ABL Credit Facility and would need to meet certain conditions under these credit facilities before paying a dividend. The payment of future dividends is subject to the discretion of our Board of Directors and the requirements of Delaware law, and will depend on a variety of factors that our Board of Directors may deem relevant.
Refer to Note 9—Long-Term Debt in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.
Cash Flow Information
The following summarizes our Consolidated Statements of Cash Flows:

	2018 (52 weeks)	2017 (52 weeks)	2016 (52 weeks)	2018 Change	2017 Change
Cash flow activities
Net cash provided by operating activities – continuing operations	$139	$233	$178	$(94)	$55
Net cash used in investing activities—continuing operations	(494)	(149)	(172)	(345)	23
Net cash provided by (used in) financing activities—continuing operations	88	(1,107)	(192)	1,195	(915)
Net cash (used in) provided by discontinued operations	(17)	1,298	129	(1,315)	1,169
Net (decrease) increase in cash and cash equivalents	(284)	275	(57)	(559)	332
Cash and cash equivalents at beginning of year	332	57	114	275	(57)
Cash and cash equivalents at the end of year	48	332	57	(284)	275
Less cash and cash equivalents of discontinued operations at end of year	(7)	(5)	(17)	(2)	12
Cash and cash equivalents of continuing operations at end of year	$41	$327	$40	$(286)	$287
Operating Activities
The decrease in net cash provided by operating activities from continuing operations in fiscal 2018 compared to fiscal 2017 is primarily due to higher levels of cash utilized in operating assets and liabilities, such as accounts payable and accrued liabilities, and inventories, which were offset in part by $60 of lower contributions to benefit plans. Cash utilized in inventories increased $41 primarily due to higher wholesale inventories required to support new affiliations and sales growth.
The increase in net cash provided by operating activities from continuing operations in fiscal 2017 compared to fiscal 2016 is primarily due to lower levels of cash utilized in operating assets and liabilities, offset in part by lower cash generated from earnings and $22 of higher contributions to benefit plans.
Investing Activities
The increase in net cash used in investing activities in fiscal 2018 compared to fiscal 2017 is primarily due to $239 of higher cash payments for business combinations primarily due to the acquisitions of Unified and AG Florida, and an increase in purchases of property, plant and equipment of $125 primarily for the purchase of distribution centers in Joliet, Illinois and Harrisburg, Pennsylvania.

The decrease in cash used in investing activities in fiscal 2017 compared to fiscal 2016 is primarily due to a $23 decrease in cash paid for other intangible assets.
Financing Activities
The increase in net cash provided by financing activities in fiscal 2018 compared to fiscal 2017 is primarily due to the delayed draw under our term loan facility of $315, which was drawn down in full in fiscal 2018 for the purpose of consummating the acquisition of Unified, borrowings in fiscal 2018 of $127 compared to net payments of $138 in fiscal 2017 under the Revolving ABL Credit Facility, new loans in fiscal 2018 to finance the Harrisburg, PA distribution center acquisition and related improvements, and debt repayments of $99 made in fiscal 2017 that were not required in fiscal 2018. These items were partially offset by the repayment of acquired debt of $285 and $64 associated with the acquisitions of Unified and AG Florida, respectively.
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
Discontinued Operations Activities
The decrease in net cash provided by discontinued operations in fiscal 2018 compared to fiscal 2017 is primarily due to $1,301 of proceeds received from the sale of Save-A-Lot in fiscal 2017 and lower cash generated from earnings from discontinued operations due to the partial fiscal year in 2017, offset in part by lower cash paid for discontinued operations capital expenditures for Save-A-Lot stores and stores formerly part of the Retail segment that are now included in discontinued operations.
The increase in net cash provided by discontinued operations in fiscal 2017 compared to fiscal 2016 is primarily due to $1,301 of proceeds received from the sale of Save-A-Lot, offset in part by lower cash generated from earnings from discontinued operations due to the partial fiscal year in 2017.
Capital Expenditures
The following summarizes capital expenditures and payments for business combinations of continuing operations:

•
Capital expenditures in fiscal 2018 were $277 and primarily consisted of two distribution center acquisitions and their related capital improvements, certain Retail store remodels and information technology investments. In addition, during fiscal 2018, we paid $240 to acquire equity interests in Unified and AG Florida.

•
Capital expenditures in fiscal 2017 were $168 and primarily consisted of Wholesale capital expenditures for maintenance capital and capital expenditures to support higher Wholesale sales, Retail investments in store remodels and new stores, and information technology investments.

Capital expenditures for fiscal 2019 are estimated to be approximately $190 to $210 and primarily relate to investments in our newly acquired distribution centers and network optimization, Retail store remodels and information technology investments. The anticipated decrease in capital expenditures for fiscal 2019 in comparison to fiscal 2018 primarily relates to the strategic acquisition of two distribution centers and the related improvements to these facilities in fiscal 2018.
We define capital expenditures as cash payments for purchases of property, plant and equipment plus non-cash capital lease additions, and exclude payments for business acquisitions and capitalized property, plant and equipment obligations for which cash payments have not been made and obligations exist within Accounts payable.
Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $2, $62 and $40 in fiscal 2018, 2017 and 2016, respectively. The decrease in cash contributions in fiscal 2018 compared to fiscal 2017 is primarily due to not being required to make minimum contributions in fiscal 2018 compared to the $60 of contributions to the SUPERVALU Retirement Plan in excess of required minimum contributions as required under the agreement with the Pension Benefit Guaranty Corporation entered into in connection with the sale of Save-A-Lot in fiscal 2017. Cash contributions increased in fiscal 2017 compared to fiscal 2016 primarily due to the $60 of contributions discussed above.
In fiscal 2019, $4 of minimum pension contributions are required to be made under the Unified Grocers, Inc. Cash Balance Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). No minimum pension contributions are required to be made to the SUPERVALU Retirement Plan under ERISA in fiscal 2019. We anticipate fiscal 2019 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $5 to $10.
We fund our defined benefit pension plans based on the minimum contribution amount required under ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by us, including our external actuarial consultant, and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or in order to achieve exemption from participant notices of underfunding.
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
Significant accounting policies are discussed in Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies reflect our more subjective or complex judgments and estimates used in the preparation of our Consolidated Financial Statements.
Business Combinations
We account for acquired businesses using the purchase method of accounting, which requires the acquired assets and assumed liabilities be recorded at their estimated fair values. Goodwill recognized from the valuation of the acquired businesses represents the excess of the consideration transferred over the estimated fair values of the net assets recorded. In determining the estimated fair value of acquired intangible assets, we typically utilize the income approach, which discounts the projected future cash flows using an appropriate discount rate that reflects the risks associated the projected cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions. Other significant judgments include the estimated fair value of real and personal property that utilizes significant inputs such as rental rates and discount rates to determine the fair value of the acquired assets, and the market approach that utilizes significant inputs such as market rental rates and sales comparisons. Fair value estimates are based on available historical information, future expectations and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets and other factors.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of our inventory consists of finished goods. Inventories are recorded net of vendor allowances and cash discounts. We evaluate inventory shortages (shrink) throughout each fiscal year based on actual physical counts in our facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year.
To value discrete inventory items at lower of cost or market before application of any LIFO reserve, we use the weighted average cost method, standard costs, the retail inventory method (“RIM”) or the replacement cost method. Inventories were valued at the lower of cost or market under the following methods as of February 24, 2018: weighted average cost method, 64 percent; Standard costs, 23 percent; RIM, 10 percent; and replacement cost method, 3 percent.
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
RIM is used in valuing retail inventories. Under this method, the valuation of inventories is at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry. Inherent in the RIM calculations are certain significant management judgments and estimates, including inventory shortages and cost-to-retail ratios, which impact the ending inventory valuation at cost, as well as the resulting gross margins. Management consistently applies its application of RIM valuations by product category and believes our RIM provides an inventory valuation that reasonably approximates cost. For fiscal 2018, a one percent change in the cost-to-retail ratios used to value inventories would impact Gross profit by less than 30 basis points.
Vendor Funds
We receive funds from many of the vendors whose products we buy for resale. These vendor funds are provided to increase the sell-through of the related products. We receive vendor funds for a variety of merchandising activities: placement of the vendors’ products in our advertising; display of the vendors’ products in prominent locations in our stores; supporting the introduction of new products into our stores and distribution centers; exclusivity rights in certain categories; and to compensate for temporary price reductions offered to customers on products held for sale. We also receive vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. The majority of the vendor fund contracts have terms of less than a year, with a small proportion of the contracts longer than one year.
We recognize vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory.
The amount and timing of recognition of vendor funds as well as the amount of vendor funds to be recognized as a reduction to ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data, and a review of average inventory turnover data. These judgments and estimates impact our reported gross profit, operating earnings and inventory amounts. The historical estimates have been reliable in the past, and we believe our methodology will continue to be reliable in the future. Based on previous experience, we do not expect significant changes in the level of vendor support. However, if such changes were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, we would consider changing the volume, type and frequency of the advertising, which could increase or decrease our advertising expense. Similarly, we are not able to assess the impact of vendor advertising allowances on increasing revenues as such allowances do not directly generate revenue for our stores. For fiscal 2018, a one percent change in total vendor funds earned, including advertising allowances, with no offsetting changes to the base price on the products purchased, would impact Gross profit by less than 10 basis points.
Long-Lived Assets
We monitor the recoverability of our long-lived assets and test them for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If impairment is identified for long-lived assets to be held and used, the fair value is compared to the carrying value of the group of assets and an impairment charge is recorded for the excess of the carrying value over the fair value.
Significant management judgments and estimates are used in accounting for long-lived assets, including, but not limited to, the determination of useful lives estimates, dependency of identifiable cash flows, projected undiscounted cash flows and fair values based on current market values or discounted cash flows using Level 3 inputs.
Determinations of geographic markets utilized in grouping assets and the interdependency of cash flows rely on significant judgments by management. We believe revenue and cash flow dependencies exist among stores within our markets and operate our stores on that basis. We review our long-lived asset groupings at least annually or as facts and circumstances arise during interim periods that indicate a review should occur. We conducted reviews during the fourth quarter of fiscal 2018 and 2017, and no changes to geographic market asset groupings were made as a result of these reviews. Due to the highly competitive environment and our ongoing strategic transformation, we continue to evaluate if modifications to the estimation approach of our long-lived asset groups are necessary. Future changes to our long-lived asset policy and changes in circumstances, operating results or other events may result in additional asset impairment testing and charges.
We estimate fair values based on our experience and knowledge of the market in which the property is located, including local real estate brokers and advisers. Our estimate of undiscounted cash flows attributable to the asset groups includes only future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group.

To calculate projected future cash flows, we utilize business plans that take into account operational changes, competitive factors and inflation, among other factors. Using different assumptions or estimates could result in a change in estimated cash flows and fair values that could produce different results. The composition of cash flows for identifiable cash flows that are grouped include additional projected cash outflows of operating that asset group as a whole, whereas the composition of cash flows evaluated at the retail store-level and at the distribution center level include only the cash flows required to operate those individual long-lived assets.
During fiscal 2018 and 2017, we recorded retail asset group impairment charges related to asset groups now classified as held for sale, which are included in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Operations.
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
For the purposes of goodwill impairment testing, we have two goodwill reporting units: Wholesale and Retail; which are the same as our reportable segments. The determination of reporting units considers the quantitative and qualitative characteristics of aggregation of each of the components within the Wholesale and Retail operating segments. The significant qualitative and economic characteristics used in determining our components to support their aggregation include types of businesses and the manner in which the components operate, consideration of key impacts to net sales, cost of sales, competitive risks and the extent to which components share assets and other resources. Goodwill was assigned to the Wholesale reporting unit as of the acquisition date, with no amounts being allocated between reporting units.
The Wholesale reporting unit is primarily comprised of the aggregation of three geographic distribution areas, which are organized based on region components: East, Central and West. Our Retail reporting unit is comprised of the aggregation of three retail components under three banners: Cub Foods, Shoppers Food & Pharmacy and Hornbacher’s. Our Retail operations of Farm Fresh, Shop ‘n Save and Shop ‘n Save East, were classified as discontinued operations as of February 24, 2018.
The fair values of our reporting units are determined by using both the market approach, applying a multiple of earnings and revenue based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums, including those reflected in the current market capitalization.
Fair value calculations contain significant judgments and estimates related to each reporting unit’s projected weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends and specific plans in place. These estimates are impacted by variable factors, including inflation, the general health of the economy and market competition. We have sufficient current and historical information available to support our judgments and estimates. However, if actual results are not consistent with our estimates, future operating results may be materially impacted.
We did not record an impairment in fiscal 2018 as a result of our reviews. Discount rates in this analysis ranged between 10 percent and 13 percent to discount projected future cash flows for each reporting unit and perpetual growth rates that ranged between 1 percent and 2 percent. In fiscal 2017, our impairment review resulted in the write-off of the remaining Retail goodwill.
Management performed sensitivity analyses on the fair values resulting from the discounted cash flow analysis utilizing alternate assumptions that reflect reasonably possible changes to future assumptions. Based upon our analysis of the Wholesale reporting unit, a 100 basis point increase in the discount rate utilized in the discounted cash flow analysis would not have resulted in the Wholesale reporting unit failing step one of the impairment test. Additionally, a 100 basis point decrease in the estimated perpetual sales growth rates utilized in the discounted cash flow analysis would not have resulted in the Wholesale reporting unit failing step one of the impairment test. The fair value of our Wholesale reporting unit was substantially in excess of its carrying value. If our stock price experiences a significant and sustained decline, or other events or changes in circumstances occur, such as a material shortfall of operating results to plan, we would reassess the fair value of our reporting units to their carrying value.
Benefit Plans
We sponsor pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Our defined benefit pension plan, the SUPERVALU Retirement Plan, and certain supplemental executive retirement plans were closed to new participants and service crediting ended for all participants as of December 31, 2007.
While we believe the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
The determination of our obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. Refer to Note 11—Benefit Plans in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information related to the actuarial assumptions used in determining pension and postretirement healthcare liabilities and expenses.
We review and select the discount rate to be used in connection with our pension and other postretirement obligations annually. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. We set our rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
Our expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets ranged from 6.0 percent to 6.25 percent for fiscal 2018 and 6.5 percent for fiscal 2017. The 10-year rolling average annualized return for a portfolio of investments applied in a manner consistent with our target allocations have generated average returns of approximately 6.7 percent based on returns from 1990 to 2017. In accordance with Accounting Standards, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.
For fiscal 2019, each 25 basis point reduction in the discount rate would decrease pension expense by approximately $1 and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $6. Similarly, for postretirement benefits, a 100 basis point increase in the healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $3 as of the end of fiscal 2018 and would increase service and interest cost by less than $1. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the accumulated postretirement benefit obligation as of the end of fiscal 2018 by approximately $3 and would decrease service and interest cost by less than $1. Although we believe our assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.
Amortization of net actuarial loss expense recognition
In fiscal 2018, we began recognizing the amortization of net actuarial loss on the SUPERVALU Retirement Plan over the remaining life expectancy of inactive participants based on our determination that almost all of the defined benefit pension plan participants are inactive and the plan is frozen to new participants. For the purposes of inactive participants, we utilized an over approximately 90 percent threshold established under our policy. This change did not affect the measurement of total benefit obligations in fiscal 2017, and instead impacts the recognition of certain components of net periodic pension expense prospectively. The impact of the change in estimate was a reduction of the interest and service cost components within net periodic benefit cost by $31 for the defined benefit pension plans.

Full yield curve expense recognition
Effective fiscal 2017, we adopted the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost is built through applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension and other postretirement benefit plans. Prior to fiscal 2017, the interest and service cost components of pension expense were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period.
We believe the “full yield curve” approach reflects a greater correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs. This change did not affect the measurement of total benefit obligation. We concluded that the application of the full yield curve approach was a change in estimate and, accordingly, recognized the effect beginning in fiscal 2017. The impact of the change in estimate reduced interest and service cost components within net periodic benefit cost in fiscal 2017 by approximately $22 for the defined benefit pension plans and less than $1 for postretirement benefit plans compared to the fiscal 2016 approach.
Income Taxes
Our current and deferred tax provision is based on estimates and assumptions that could materially differ from the actual results reflected in our income tax returns filed during the subsequent year and could significantly affect the effective tax rate and cash flows in future years.
We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse.
Our effective tax rate is influenced by tax planning opportunities available in the various jurisdictions in which we operate. Management’s judgment is involved in determining the effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. In addition, we are currently in various stages of audits, appeals or other methods of review with taxing authorities from various taxing jurisdictions. We establish liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that our tax return positions are supportable, certain positions may be challenged and may need to be revised. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. The effective income tax rate includes the impact of reserve provisions and changes to those reserves. We also provide interest on these liabilities at the appropriate statutory interest rate. The actual benefits ultimately realized for tax positions may differ from our estimates due to changes in facts, circumstances and new information. As of February 24, 2018 and February 25, 2017, we had $40 and $59 of unrecognized tax benefits, respectively.
We record a valuation allowance to reduce the deferred tax assets to the amount that it is more-likely-than-not to be realized. Forecasted earnings, future taxable income and future prudent and feasible tax planning strategies are considered in determining the need for a valuation allowance. In the event we are not able to realize all or part of our net deferred tax assets in the future, the valuation allowance would be increased. Likewise, if it was determined that we are more-likely-than-not to realize the net deferred tax assets, the applicable portion of the valuation allowance would reverse. We had a valuation allowance of $787 and $1,196 as of February 24, 2018 and February 25, 2017, respectively.

OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of February 24, 2018. We are contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. We are also a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. Refer to Note 16—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our outstanding guarantees and contingent liabilities.
Multiemployer Benefit Plans
We contribute to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and unions that are parties to the collective bargaining agreement.
Expense is recognized in connection with these plans as contributions are funded, in accordance with Accounting Standards. We made contributions to these plans, and recognized continuing operations expense, of $44, $36 and $36 in fiscal 2018, 2017 and 2016, respectively. Our contributions to these plans could increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, we could trigger a partial or complete withdrawal that could require us to make withdrawal liability payments to the fund.
Based on the assessment of the most recent information available from the multiemployer plans, we believe that most of the plans to which we contribute are underfunded. We are only one of a number of employers contributing to these plans and the underfunding is not a direct obligation or liability to us. However, we have attempted, as of February 24, 2018, to estimate our “proportionate share” of the underfunding of multiemployer plans to which we contribute, based on the ratio of our contributions to the total of all contributions to these plans in a year. As of February 24, 2018, using methods we believe are consistent with those used by the plans to establish the underfunded position, the estimate of our share of the underfunding of multiemployer plans to which we contribute was $562, pre-tax, or $415, after-tax, which includes continuing and discontinued operations. This represents a decrease in our estimated proportionate share of the underfunding of approximately $36, pre-tax, or an increase of $27, after-tax, as of February 24, 2018, compared to February 25, 2017 due to a decrease in the statutory tax rate. The estimate is based on the most current information available to us, including actuarial evaluations and other data, and may be outdated or otherwise unreliable. Our proportionate share of underfunding described above is an estimate and could change based on the results of collective bargaining efforts, investment returns on the assets held in the plans, actions taken by trustees who manage the plans’ benefit payments and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code. This share of underfunding does not represent a multiemployer pension withdrawal obligation.
Our contributions can fluctuate from year to year due to store closures and reductions in headcount. In fiscal 2019, we expect to contribute approximately $50 to $60 related to continuing operations contributions to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require us to record a withdrawal liability. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with Accounting Standards.
We also make contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. A small minority of collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased healthcare expenses. If these healthcare provisions cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Selling and administrative expenses could increase in the future.
Refer to Note 11—Benefit Plans in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the plans in which we participate.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1—Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Recently Issued Accounting Standards” for a discussion of other recently issued accounting standards not yet adopted, and for which we are currently evaluating their impact on our Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
The following table represents our significant contractual obligations as of February 24, 2018:

	Payments Due Per Period
	Total	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$1,759	$8	$154	$800	$797
Interest on long-term debt(4)	513	103	204	151	55
Operating leases(5)	368	67	123	70	108
Capital leases(6)	253	40	72	53	88
Purchase obligations(7)	391	176	144	71	—
Self-insurance obligations(8)	72	21	23	11	17
Total contractual obligations	$3,356	$415	$720	$1,156	$1,065

(1)
Because the timing of certain future payments beyond fiscal 2019 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude our discretionary funding of our pension and required funding of our postretirement benefit obligations, which totaled $2 for fiscal 2018, and multiemployer pension plan contributions, which totaled $50 for fiscal 2018. Pension and postretirement benefit obligations were $271 as of February 24, 2018. We expect to contribute $5 to $10 to pension and postretirement benefit plans during fiscal 2019, but are not required to make minimum pension contributions.

(2)
Unrecognized tax benefits, which totaled $40 as of February 24, 2018, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per fiscal period for 2019 through thereafter exclude any Excess Cash Flow prepayments that may be required under the provisions of the Secured Term Loan Facility because the amount of future prepayment amounts, if any, are not reasonably estimable as of February 24, 2018.

(4)
Amounts include contractual interest payments using the interest rate as of February 24, 2018 applicable to our variable interest debt instruments (including variable interest rates under the Secured Term Loan Facility that have been swapped to fixed interest rates) and stated fixed rates for all other debt instruments.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $78, $16, $28, $16 and $18, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $22, $5, $7, $5 and $5, respectively.

(7)
Our purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 24, 2018, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, we enter into supply contracts to purchase product for resale to Wholesale customers and to consumers, which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

(8)
Our insurance reserves include the undiscounted obligations related to workers’ compensation, general and automobile liabilities at the estimated ultimate cost of reported claims and claims incurred but not yet reported and related expenses.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not use financial instruments or derivatives for any trading or other speculative purposes.
Interest Rate Risk
We are exposed to market pricing risk consisting of interest rate risk related to debt obligations and notes receivable outstanding. Interest rate risk is managed through the strategic use of fixed and variable rate debt and, to a limited extent, derivative financial instruments. Variable interest rate debt (bank loans and revolving lines of credit) is utilized to help maintain liquidity and finance business operations. Variable rate borrowings consist primarily of LIBOR and prime rate based loans, some of which contain interest rate floors. Long-term debt with fixed interest rates is used to assist in managing debt maturities and to diversify sources of debt capital. Changes in interest rates related to debt with fixed interest rates do not have an impact upon future results of operations and cash flow while outstanding; however, if additional debt issuances are required to fund fixed rate debt maturities, future results of operations or cash flows may be impacted.
Loans are extended to certain Wholesale customers in the normal course of business through notes receivable. The notes generally bear fixed interest rates negotiated with each Wholesale customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.
In February 2016, we effectively converted $300 of variable rate debt under our Secured Term Loan Facility to a fixed rate by swapping the variable LIBOR rate component to a fixed rate of 2.0075 percent through an outstanding interest rate swap agreement, which matures in March 2019. This transaction was entered into to reduce our exposure to changes in market interest rates associated with our variable rate debt. Changes in market interest rates affecting the fair value of the financial instrument, unfavorable changes in interest expense, and counterparty credit risk are some of the risks associated with utilizing interest rate swaps. On June 8, 2017, we entered into a fourth amendment to the Secured Term Loan Facility, which decreased the interest rate for the term loan from LIBOR plus 4.50 percent to LIBOR plus 3.50 percent. Following this amendment, the all-in rate for this $300 tranche was 5.5075 percent. As of February 24, 2018, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $3; a 100 basis point decrease would decrease the fair value by approximately $3.
The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations, notes receivable and interest rate swaps. For debt obligations, the table presents principal payments and related weighted average interest rates by year of maturity using interest rates as of February 24, 2018, applicable to variable interest debt instruments and stated fixed rates for all other debt instruments, excluding any original issue discounts and deferred financing costs. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected year of maturity. For the interest rate swap agreement, the table presents the differential between interest payable and interest receivable under the swap agreement utilized to compute the fair value of the interest rate swaps.

	Interest Rate Positions as of February 24, 2018
	February 24, 2018		Aggregate Payments/Receipts by Fiscal Year
	Fair Value	Total	2019	2020	2021	2022	2023	Thereafter
	(in millions, except rates)
Debt with variable interest rates
Principal payments	$701	$709	$8	$13	$141	$14	$36	$497
Variable interest rate		5.0%	4.8%	4.8%	4.8%	5.0%	5.0%	5.1%
Debt with fixed interest rates
Principal payments on senior notes	$735	$750	$—	$—	$—	$400	$350	$—
Average fixed rate		7.2%	—%	—%	—%	6.8%	7.8%	—%
Principal payments on floating rate debt converted to fixed rate debt(1)	$297	$300	$—	$—	$—	$—	$—	$300
Fixed interest rate		5.5%	—%	—%	—%	—%	—%	5.5%
Notes receivable
Principal receivable	$48	$49	$13	$7	$6	$5	$6	$12
Average rate receivable		5.6%	5.4%	6.7%	6.4%	6.1%	5.6%	4.8%
Interest rate swap related to debt with variable interest rates:(1)
Forward starting fixed rate paid	$—	2.0%	—%	2.0%	—%	—%	—%	—%
Forward starting variable rate received		Rate A(2)	—%	Rate A(2)	—%	—%	—%	—%

(1)
Relates to the $300 of debt with variable interest payments under the Secured Term Loan Facility that converted the variable LIBOR rate component to a fixed rate of 2.0075 percent through an outstanding interest rate swap agreement. Fixed rate payments began in February 2016 and conclude in March 2019. The fair value of this instrument represents a liability of $0 as of February 24, 2018.

(2)	One-month LIBOR, subject to a 1.00 percent floor.
Investment Risk
The SUPERVALU Retirement Plan, which is a Company-sponsored qualified defined benefit pension plan, holds investments in public and private equity, fixed income and real estate securities, which is described further in Note 11—Benefit Plans in Part II, Item 8 of this Annual Report on Form 10-K. Changes in SUPERVALU Retirement Plan assets can affect the amount of our anticipated future contributions. In addition, increases or decreases in SUPERVALU Retirement Plan assets can result in a related increase or decrease to our equity through Accumulated other comprehensive loss. As of February 24, 2018, a 10 percent unfavorable change in the value of investments held by the SUPERVALU Retirement Plan would not have had an impact on our minimum contributions required under ERISA for fiscal 2018, but would have resulted in an unfavorable change in net periodic pension expense for fiscal 2019 of $9 and would have reduced stockholders’ equity by $244 on a pre-tax basis as of February 24, 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
SUPERVALU INC.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 24, 2018 and February 25, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended February 24, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 24, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 24, 2018 and February 25, 2017, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 24, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 24, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Unified Grocers, Inc. and Associated Grocers of Florida, Inc. during the fiscal year ended February 24, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 24, 2018, Unified Grocers, Inc. and Associated Grocers of Florida, Inc. internal control over financial reporting associated with total assets of $477 million and total revenues of $2,624 million included in the consolidated financial statements of the Company as of and for the fiscal year ended February 24, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Unified Grocers, Inc. and Associated Grocers of Florida, Inc.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1998.
Minneapolis, Minnesota

April 24, 2018

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	February 24, 2018 (52 weeks)	February 25, 2017 (52 weeks)	February 27, 2016 (52 weeks)
Net sales	$14,157	$10,912	$11,283
Cost of sales	12,706	9,517	9,812
Gross profit	1,451	1,395	1,471
Selling and administrative expenses	1,258	1,187	1,224
Goodwill and intangible asset impairment charges	—	13	6
Operating earnings	193	195	241
Interest expense, net	132	180	193
Equity in earnings of unconsolidated affiliates	(16)	(5)	(5)
Earnings from continuing operations before income taxes	77	20	53
Income tax provision (benefit)	28	(15)	4
Net earnings from continuing operations	49	35	49
(Loss) income from discontinued operations, net of tax	(3)	619	137
Net earnings including noncontrolling interests	46	654	186
Less net earnings attributable to noncontrolling interests	(1)	(4)	(8)
Net earnings attributable to SUPERVALU INC.	$45	$650	$178

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$1.25	$0.82	$1.08
Discontinued operations	$(0.07)	$16.35	$3.65
Basic net earnings per share	$1.18	$17.17	$4.72
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$1.25	$0.81	$1.06
Discontinued operations	$(0.07)	$16.19	$3.59
Diluted net earnings per share	$1.18	$17.00	$4.66
Weighted average number of shares outstanding:
Basic	38	38	38
Diluted	38	38	38
See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	February 24, 2018 (52 weeks)	February 25, 2017 (52 weeks)	February 27, 2016 (52 weeks)
Net earnings including noncontrolling interests	$46	$654	$186
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	66	142	5
Recognition of interest rate swap cash flow hedge(2)	2	2	(4)
Total other comprehensive income	68	144	1
Comprehensive income including noncontrolling interests	114	798	187
Less comprehensive income attributable to noncontrolling interests	(1)	(4)	(8)
Comprehensive income attributable to SUPERVALU INC.	$113	$794	$179

(1)Amounts are net of tax expense of $20, $70, and $14 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
(2)Amounts are net of tax expense (benefit) of $(2), $1, and $(2) for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
See Notes to Consolidated Financial Statements

SUPERVALU INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	February 24, 2018	February 25, 2017
ASSETS
Current assets
Cash and cash equivalents	$41	$327
Receivables, net	590	376
Inventories, net	981	645
Other current assets	119	55
Current assets of discontinued operations	130	138
Total current assets	1,861	1,541
Property, plant and equipment, net	1,342	876
Goodwill	780	710
Intangible assets, net	131	37
Deferred tax assets	63	163
Other assets	126	119
Long-term assets of discontinued operations	84	134
Total assets	$4,387	$3,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,139	$822
Accrued vacation, compensation and benefits	187	132
Current maturities of long-term debt and capital lease obligations	34	24
Other current liabilities	106	162
Current liabilities of discontinued operations	82	89
Total current liabilities	1,548	1,229
Long-term debt	1,724	1,263
Long-term capital lease obligations	149	169
Pension and other postretirement benefit obligations	265	322
Long-term tax liabilities	44	63
Other long-term liabilities	133	134
Long-term liabilities of discontinued operations	17	17
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value: 57 shares authorized; 38 and 38 shares issued, respectively	—	—
Capital in excess of par value	2,848	2,831
Treasury stock, at cost, 0 and 0 shares, respectively	(3)	(2)
Accumulated other comprehensive loss	(210)	(278)
Accumulated deficit	(2,130)	(2,175)
Total SUPERVALU INC. stockholders’ equity	505	376
Noncontrolling interests	2	7
Total stockholders’ equity	507	383
Total liabilities and stockholders’ equity	$4,387	$3,580

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Equity (Deficit)	Noncontrolling interests	Total Stockholders’ Equity (Deficit)
Balances as of February 28, 2015	$—	$2,813	$(33)	$(423)	$(3,003)	$(646)	$10	$(636)
Net earnings	—	—	—	—	178	178	8	186
Other comprehensive income, net of tax of $12	—	—	—	1	—	1	—	1
Sales of common stock under option plans	—	(12)	22	—	—	10	—	10
Stock-based compensation	—	25	—	—	—	25	—	25
Restricted stock issued and vested	—	(11)	11	—	—	—	—	—
Restricted stock forfeitures	—	2	(2)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Tax impact on stock-based awards and other	—	(6)	(3)	—	—	(9)	—	(9)
Balances as of February 27, 2016	—	2,811	(5)	(422)	(2,825)	(441)	8	(433)
Net earnings	—	—	—	—	650	650	4	654
Other comprehensive income, net of tax of $71	—	—	—	144	—	144	—	144
Sales of common stock under option plans	—	(3)	6	—	—	3	—	3
Stock-based compensation	—	22	—	—	—	22	—	22
Restricted stock issued and vested	—	(4)	4	—	—	—	—	—
Restricted stock forfeitures	—	5	(5)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Tax impact on stock-based awards and other	—	—	(2)	—	—	(2)	2	—
Balances as of February 25, 2017	—	2,831	(2)	(278)	(2,175)	376	7	383
Net earnings	—	—	—	—	45	45	1	46
Other comprehensive income, net of tax of $18	—	—	—	68	—	68	—	68
Sales of common stock under option plans	—	(1)	1	—	—	—	—	—
Stock-based compensation	—	20	—	—	—	20	—	20
Restricted stock issued and vested	—	—	—	—	—	—	—	—
Restricted stock forfeitures	—	1	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Acquisitions of noncontrolling interests	—	(2)	—	—	—	(2)	(3)	(5)
Shares traded for taxes and other	—	(1)	(1)	—	—	(2)	—	(2)
Balances as of February 24, 2018	$—	$2,848	$(3)	$(210)	$(2,130)	$505	$2	$507

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	February 24, 2018 (52 weeks)	February 25, 2017 (52 weeks)	February 27, 2016 (52 weeks)
Cash flows from operating activities
Net earnings including noncontrolling interests	$46	$654	$186
(Loss) income from discontinued operations, net of tax	(3)	619	137
Net earnings from continuing operations	49	35	49
Adjustments to reconcile Net earnings from continuing operations to Net cash provided by operating activities—continuing operations:
Goodwill and intangible asset impairment charges	—	13	6
Asset impairment and other charges	5	7	8
Loss on debt extinguishment	5	19	10
Net gain on sale of assets and exits of surplus leases	(3)	(2)	(1)
Depreciation and amortization	197	173	175
LIFO charge	1	1	3
Deferred income taxes	5	(5)	2
Stock-based compensation	19	17	21
Net pension and other postretirement benefit (income) expense	(63)	18	34
Contributions to pension and other postretirement benefit plans	(2)	(62)	(40)
Other adjustments	(5)	3	20
Changes in operating assets and liabilities, net of effects from business combinations:
Receivables	3	25	19
Inventories	(51)	(10)	(53)
Accounts payable and accrued liabilities	(20)	34	(26)
Income taxes	14	(23)	(8)
Other changes in operating assets and liabilities	(15)	(10)	(41)
Net cash provided by operating activities—continuing operations	139	233	178
Net cash (used in) provided by operating activities—discontinued operations	(4)	131	248
Net cash provided by operating activities	135	364	426
Cash flows from investing activities
Proceeds from sale of assets	18	4	1
Purchases of property, plant and equipment	(276)	(151)	(142)
Payments for business acquisitions	(240)	(1)	(7)
Other	4	(1)	(24)
Net cash used in investing activities—continuing operations	(494)	(149)	(172)
Net cash (used in) provided by investing activities—discontinued operations	(12)	1,170	(116)
Net cash (used in) provided by investing activities	(506)	1,021	(288)
Cash flows from financing activities
Proceeds from revolving credit facility	1,250	2,837	600
Payments on revolving credit facility	(1,123)	(2,975)	(462)
Proceeds from issuance of debt	885	—	—
Payments of debt and capital lease obligations	(906)	(956)	(318)
Proceeds from the sale of common stock	—	3	10
Payments for shares traded for taxes	(3)	(3)	(3)
Payments for debt financing costs	(10)	(6)	(9)
Payments to acquire noncontrolling interests	(6)	—	—
Distributions to noncontrolling interests	(3)	(7)	(10)
Other	4	—	—
Net cash provided by (used in) financing activities—continuing operations	88	(1,107)	(192)
Net cash (used in) financing activities—discontinued operations	(1)	(3)	(3)
Net cash provided by (used in) financing activities	87	(1,110)	(195)
Net (decrease) increase in cash and cash equivalents	(284)	275	(57)
Cash and cash equivalents at beginning of year	332	57	114
Cash and cash equivalents at end of year	$48	$332	$57
Less cash and cash equivalents of discontinued operations at end of year	(7)	(5)	(17)
Cash and cash equivalents of continuing operations at end of year	$41	$327	$40
SUPPLEMENTAL CASH FLOW INFORMATION
Supervalu’s non-cash activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$39	$33	$28
Capital lease asset additions	$1	$17	$20
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$124	$156	$176
Income taxes paid, net	$48	$24	$91
See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data, unless otherwise noted)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description and Principles of Consolidation
SUPERVALU INC. and its subsidiaries (“we”, “us”, “our”, “Supervalu” or the “Company”) provides supply chain services, primarily wholesale distribution and support services, and operates three retail grocery banners in three geographic regions under the Cub Foods, Shoppers Food & Pharmacy, and Hornbacher’s banners. We operate primarily in the United States grocery channel. The Consolidated Financial Statements include the accounts of Supervalu and all its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
Unless otherwise indicated, references to the Consolidated Statements of Operations and the Consolidated Balance Sheets in the Notes to the Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 18—Discontinued Operations for additional information about our discontinued operations.
Fiscal Year
Our fiscal years end on the last Saturday of February and contain either 52 or 53 weeks. All references to fiscal 2018, 2017 and 2016 relate to the 52-week fiscal years ended February 24, 2018, February 25, 2017 and February 27, 2016, respectively.
Use of Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods presented. Actual results could differ from those estimates.
Revenue Recognition
Revenues from Wholesale product sales are recognized upon delivery or shipment. Revenues from Retail product sales are recognized at the point of sale. Typically, invoicing, shipping, delivery and customer receipt of Wholesale product occur on the same business day. Revenues from fixed price services contracts are recognized on a straight-line basis unless revenues are earned and performance obligations are fulfilled under a different pattern. In certain circumstances, we provide incentives to Wholesale customers through upfront cash payments. Incentives are recognized as a reduction of Net sales over the term of the incentive agreements when clawback rights exist for such payments, which typically coincides with the term of the supply agreements. When no clawback provisions exist, these incentives are recognized immediately. Discounts and allowances provided to customers at the time of sale are recognized as a reduction in Net sales as the products are sold to customers. Sales tax is excluded from Net sales.
Revenues and costs from professional services and third-party logistics operations are recorded gross when we determine we are acting as a principle in the transaction, which includes our evaluation of whether we are the primary obligor in a transaction, are subject to inventory or credit risk, have latitude in establishing price and selecting suppliers, or have several, but not all, of these indicators. If we are not the primary obligor and amounts earned have little or no inventory or credit risk, revenue is recorded net as management fees when earned.
Revenue is recognized only when evidence of an arrangement exists, the price is fixed and determinable, the products or services have been rendered and collectability is reasonably assured.

Cost of Sales
Cost of sales in the Consolidated Statements of Operations includes cost of inventory sold during the period, including purchasing, receiving, warehousing and distribution costs, and shipping and handling costs. Costs of sales include depreciation expense and salaries and wages related to warehousing and distribution costs. We receive allowances and credits from vendors for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. We recognize vendor funds for merchandising and buying activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. When payments or rebates can be reasonably estimated and it is probable that the specified target will be met, the payment or rebate is accrued. However, when attaining the milestone is not probable, the payment or rebate is recognized only when and if the milestone is achieved. Any upfront payments received for multi-period contracts are generally deferred and amortized on a straight-line basis over the life of the contracts.
Retail store advertising expenses and Wholesale advertising services provided to Wholesale customers are components of Cost of sales and are expensed as incurred. Retail advertising expenses, net of cooperative advertising reimbursements, were $20, $25 and $23 for fiscal 2018, 2017 and 2016, respectively.
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
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include amounts due from credit card sales transactions that are settled early in the following period. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment. We fund all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Consolidated Balance Sheets and are reflected as an operating activity in the Consolidated Statements of Cash Flows. As of February 24, 2018 and February 25, 2017, we had net book overdrafts of $144 and $91, respectively.
Allowances for Losses on Receivables
Management makes estimates of the uncollectability of its accounts and notes receivable. In determining the adequacy of the allowances, management analyzes customer creditworthiness, aging of receivables, the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments, estimations and assumptions based on the information considered and result in a further deterioration of accounts and notes receivable. Bad debt expense (income) was $6, $(4) and $3 in fiscal 2018, 2017 and 2016, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of our inventory consists of finished goods. We use the weighted average cost method, standard costs, the retail inventory method (“RIM”) or replacement cost method to value discrete inventory items at lower of cost or market under the FIFO method before application of any last-in, first-out (“LIFO”) reserve. We evaluate inventory shortages throughout each fiscal year based on actual physical counts in our distribution facilities and stores. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year. See Note 5—Inventories, Net for additional information.
Property, Plant and Equipment, Net
Property, plant and equipment are carried at historical cost less any applicable impairment charges. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are ten to 40 years for buildings and major improvements, three to ten years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements and capitalized lease assets. Interest on property under construction of $1, $1 and $1 was capitalized in fiscal 2018, 2017 and 2016, respectfully.

Business Dispositions
We review the presentation of planned business dispositions in the Consolidated Financial Statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.
Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Operations, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Consolidated Balance Sheets. See Note 18—Discontinued Operations for additional information.
The carrying value of the business held for sale is reviewed for recoverability upon meeting the classification requirements. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill, indefinite lived intangible assets and other assets are assessed. After the valuation process is completed, the held for sale business is reported at the lower of its carrying value or fair value less cost to sell, and no additional depreciation or amortization expense is recognized. The carrying value of a held for sale business includes the portion of the accumulated other comprehensive loss associated with pension and postretirement benefit obligations of the operations of the business.
There are inherent judgments and estimates used in determining impairment charges. The sale of a business can result in the recognition of a gain or loss that differs from that anticipated prior to closing.
Goodwill
Goodwill is tested annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value at the reporting unit level. Our reporting units are the operating segments of the business, which consist of Wholesale and Retail. Goodwill was assigned to these reporting units as of the applicable acquisition dates, with no amounts being allocated between reporting units. Fair values are determined by using both the market approach, applying a multiple of earnings and revenue based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums in each reporting unit, including those reflected in the current market capitalization. If management identifies the potential for impairment of goodwill, the implied fair value of the goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.
We review the composition of our reporting units on an annual basis and on an interim basis if events or circumstances indicate that the composition of the reporting units may have changed. There were no changes in our reporting units as a result of the fiscal 2018 review. See Note 7—Goodwill and Intangible Assets for additional information.
Intangible Assets, Net
We review intangible assets with indefinite useful lives, which primarily consist of trademarks and tradenames, for impairment during the fourth quarter of each year, and if events or changes in circumstances indicate that the asset might be impaired. The reviews consist of comparing estimated fair value to the carrying value. Fair values of our trademarks and tradenames are determined primarily by discounting an assumed royalty value applied to management’s estimate of projected future revenues associated with the tradename using management’s expectations of the current and future operating environment. The royalty cash flows are discounted using rates based on the weighted average cost of capital discussed above and the specific risk profile of the tradenames relative to our other assets. These estimates are impacted by variable factors, including inflation, the general health of the economy and market competition. The impairment review calculation contains significant judgments and estimates, including the weighted average cost of capital, any specified risk profile of the tradename, and future revenue and profitability. See Note 7—Goodwill and Intangible Assets for additional information.

Impairment of Long-Lived Assets
We monitor the recoverability of our long-lived assets such as buildings and equipment, and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Events that may trigger such an evaluation include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or plans for closures. When such events or changes in circumstances occur, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the group of assets being tested.
If impairment is identified for long-lived assets to be held and used, the fair value is compared to the carrying value of the group of assets and an impairment charge is recorded for the excess of the carrying value over the fair value. For long-lived assets that are classified as assets held for sale, we recognize impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. Fair value is based on current market values or discounted future cash flows using Level 3 inputs. We estimate fair value based on our experience and knowledge of the market in which the property is located, including the use of local real estate brokers and advisers. Our estimate of undiscounted cash flows attributable to the asset groups includes only future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Long-lived asset impairment charges are a component of Selling and administrative expenses in the Consolidated Statements of Operations.
We group long-lived assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which has predominately been at the distribution center level for Wholesale and the geographic market level for retail stores for three geographic market groupings of individual retail stores, but individual store asset groupings may be assessed in certain circumstances.
Due to the highly competitive environment and our ongoing strategic transformation, we continue to evaluate if modifications to the estimation approach of our long-lived asset groups are necessary. Future changes to our long-lived asset policy and changes in circumstances, operating results or other events may result in additional asset impairment testing and charges.
Reserves for Closed Properties
We maintain reserves for costs associated with closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations. We calculate closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, reduced by estimated subtenant rentals that could be reasonably obtained for the property. Lease reserve impairment charges are recorded as a component of Selling and administrative expenses in the Consolidated Statements of Operations.
The closed property lease liabilities are usually paid over the remaining lease terms, which generally range from one to 12 years. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.
The calculation of the closed property charges requires significant judgments and estimates, including estimated subtenant rentals, discount rates and future cash flows based on our experience and knowledge of the market in which the closed property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Reserves for closed properties are included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.
Rent Expense
We recognize rent holidays, including the time period during which we have access to the property prior to the opening of the site, as well as construction allowances and escalating rent provisions, on a straight-line basis over the term of the operating lease. We recognize rent expense and the carrying value of capital lease obligations and property, plant and equipment, related to contractual obligations for properties where we remain the primary obligor upon assignment of the lease and do not obtain a release from landlords or retain the equity interests in the legal entities with the related rent contracts. Deferred rents are included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.
Self-Insurance Liabilities
We use a combination of insurance and self-insurance for workers’ compensation, automobile and general liability costs. It is our policy to record insurance liabilities based on management’s estimate of the ultimate cost of reported claims and claims incurred but not yet reported and related expenses, discounted at a risk-free interest rate. The present value of such claims was calculated using discount rates ranging from 0.3 percent to 5.1 percent for fiscal 2018, 0.3 percent to 5.1 percent for fiscal 2017 and 0.3 percent to 5.1 percent for fiscal 2016.

Changes in our insurance liabilities consisted of the following:

	2018	2017	2016
Beginning balance	$67	$69	$67
Expense	19	16	17
Claim payments	(19)	(18)	(16)
Reclassification of insurance recoveries to receivables	—	—	1
Ending balance	67	67	69
Less current portion	(21)	(21)	(22)
Long-term portion	$46	$46	$47
The current portion of reserves for self-insurance is included in Other current liabilities and the long-term portion is included in Other long-term liabilities in the Consolidated Balance Sheets. The insurance liabilities as of the end of the fiscal year are net of discounts of $5 and $5 as of February 24, 2018 and February 25, 2017, respectively. Amounts due from insurance companies were $8 and $9 as of February 24, 2018 and February 25, 2017, respectively. The current portion of the insurance receivables is included in Receivables, net and the long-term portion is included in Other assets in the Consolidated Balance Sheets.
Benefit Plans
We recognize the funded status of our Company-sponsored defined benefit plans in the Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of Accumulated other comprehensive loss, net of tax, in the Consolidated Balance Sheets. We sponsor pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of our obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in healthcare and compensation costs. These assumptions are disclosed in Note 11—Benefit Plans. Actual results that differ from the assumptions are accumulated and amortized over future periods.
We contribute to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. Pension expense for these plans is recognized as contributions are funded. See Note 11—Benefit Plans for additional information on participation in multiemployer plans.
We also contribute to an employee 401(k) retirement savings plan.
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
We utilized fair value measurements in reporting results of operations and financial position within our Consolidated Financial Statements for the following:

•	Acquired assets and liabilities discussed in Note 2—Business and Asset Acquisitions were measured at fair value using Level 3 inputs.

•
Impairment charges related to lease reserves, and properties held and used and held for sale, as discussed in Note 4—Reserves for Closed Properties and Property, Plant and Equipment-related Impairment Charges, were measured at fair value using Level 3 inputs.

•
Goodwill and intangible asset impairment charges and acquired intangible assets, as discussed in Note 7—Goodwill and Intangible Assets and Note 18—Discontinued Operations, were measured at fair value using Level 3 inputs.

•	Assets and liabilities measured at fair value on a recurring basis using Level 1 and Level 2 inputs as discussed in Note 8—Fair Value Measurements.

Derivatives
We use derivatives only to manage well-defined risks. We do not use financial instruments or derivatives for any trading or other speculative purposes.
Interest rate swap contracts are entered into to mitigate our exposure to changes in market interest rates. These contracts are reviewed for hedging effectiveness at hedge inception and on an ongoing basis. If these contracts are designated as a cash flow hedge and are determined to be highly effective, changes in the fair value of these instruments are recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets and reclassified into earnings in the period in which the hedged transaction affects earnings. Hedging ineffectiveness, if any, is recognized in earnings in the Consolidated Statements of Operations.
Our limited involvement with diesel fuel derivatives is primarily to manage our exposure to changes in fuel prices utilized in the shipping process. These contracts are economic hedges of price risk and are not designated or accounted for as hedging instruments for accounting purposes. Changes in the fair value of these instruments are recognized in earnings in the Consolidated Statements of Operations.
In addition, we enter into energy commitments for certain amounts of electricity and natural gas purchases that we expect to utilize in the normal course of business. Changes in the fair value of these purchase obligations are not recognized in earnings until the underlying commitment is utilized in the normal course of business.
Stock-Based Compensation
Stock-based compensation expense is measured by the fair value of the award on the date of grant, net of the estimated forfeiture rate. We use the straight-line method to recognize stock-based compensation expense over the requisite service period related to each award.
The fair value of stock options is estimated as of the date of grant using the Black-Scholes option pricing model. The fair value of performance stock units is estimated as of the date of the grant using the Monte Carlo option pricing model.
The estimation of the fair value of stock options incorporates certain assumptions, such as the risk-free interest rate and expected volatility, dividend yield and life of options. Restricted stock awards and restricted stock units are recorded as stock-based compensation expense over the requisite service period based on the market value of our common stock on the date of grant.
Income Taxes
Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement amounts and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. See Note 15—Income Taxes for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred income tax assets are reported as a noncurrent asset or liability.
We are currently in various stages of audits, appeals or other methods of review with authorities from various taxing jurisdictions. We establish liabilities for unrecognized tax benefits in a variety of taxing jurisdictions when, despite management’s belief that our tax return positions are supportable, certain positions may be challenged and may need to be revised. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit. We also provide interest on these liabilities at the appropriate statutory interest rate, and accrue penalties as applicable. We recognize interest related to unrecognized tax benefits in Interest expense and penalties in Selling and administrative expenses in the Consolidated Statements of Operations.

Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance under Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted this guidance in the first quarter of fiscal 2018, which resulted in $7 of additional income tax expense that would have been recorded as an adjustment to Additional paid-in-capital under previous authoritative guidance. The adoption resulted in the presentation of payments for shares traded for taxes within financing activities, which resulted in the retrospective revision of the Consolidated Statements of Cash Flows. In addition, we elected not to change our policy on accounting for forfeitures and continue to estimate the total number of awards for which the requisite service period will not be rendered.
Recently Issued Accounting Standards
In February 2018, the FASB issued authoritative guidance under ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides that the stranded tax effects from the Tax Cuts and Jobs Act (the “Tax Act”) may be reclassified to retained earnings. We are required to adopt this new guidance in the first quarter of fiscal 2020. We estimate that the stranded tax effects that may be reclassified are approximately $10.
In March 2017, the FASB issued authoritative guidance under ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how benefit plan costs for defined benefit pension and other postretirement benefit plans are presented in the statement of operations. We are required to adopt this new guidance in the first quarter of fiscal 2019. We will reclassify $63 of non-service cost components of net periodic benefit income, as disclosed in Note 11—Benefit Plans, to an other income and expense line in the Consolidated Statements of Operations upon adoption.
In January 2017, the FASB issued authoritative guidance under ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. If a reporting unit fails step 1 of the goodwill impairment test, entities are no longer required to compute the implied fair value of goodwill following the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. ASU 2017-04 requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements.
In August 2016, the FASB issued authoritative guidance under ASU 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. We are required to adopt this new guidance in the first quarter of fiscal 2019. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements.
In June 2016, the FASB issued authoritative guidance under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements.
In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, we will be required to recognize most leases on our balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires us to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. We are required to adopt this new guidance in the first quarter of fiscal 2020. ASU 2016-02 must be adopted using a modified retrospective transition, applying the new criteria to all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements. For a quantification of our off-balance sheet operating leases subject to capitalization under ASU 2016-02, other than those reserved for as a closed property and certain agreements that may be deemed leases under the new authoritative guidance, refer to total operating lease obligations within Note 10—Leases.
In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers (Topic 606): ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The new guidance will be adopted by us in the first quarter of fiscal 2019, as permitted by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The adoption will include updates as provided under ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; and ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). Adoption is allowed by either the full retrospective or modified retrospective approach.
We do not expect that the standard will materially affect our net earnings, financial position, or cash flows. We are also currently finalizing our accounting policies under Topic 606 and designing and implementing internal controls for the adoption and recognition of revenue under Topic 606. We completed our evaluation of the impact the standard has on our determination of whether we act as principal or agent in certain customer and vendor arrangements where the purchase and sale of inventory are virtually simultaneous, and we will continue to recognize sales and cost of sales on a gross basis. We currently believe that there will be less than a $10 impact to our Wholesale segment’s revenue. We currently believe that there will be less than a $5 increase to our Retail segment’s revenue, which relates primarily to the recognition and classification of customer loyalty programs and the presentation of certain advertising programs. We expect to recognize incentive payments made to customers under supply agreements as assets that will be amortized over the expected term of the related purchases under these agreements. Distribution contracts within Wholesale contain certain promises for goods or services that we believe will be immaterial in the context of the contracts. We will adopt the guidance in the first quarter of fiscal 2019 and plan to use the modified retrospective approach in the first quarter of fiscal 2019.

NOTE 2—BUSINESS AND ASSET ACQUISITIONS

Associated Grocers of Florida, Inc.
On December 8, 2017, we completed the acquisition of Associated Grocers of Florida, Inc. (“AG Florida”) pursuant to the terms of an Agreement and Plan of Merger dated October 17, 2017 by and among Supervalu, a then wholly owned subsidiary of Supervalu (“AG Merger Sub”), and AG Florida. AG Florida was a retailer-owned cooperative. AG Florida distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia.
At the closing of the transaction, AG Merger Sub merged with and into AG Florida and AG Florida became a wholly owned subsidiary of Supervalu. The transaction was valued at $193, comprised of $131 in cash for 100 percent of the outstanding stock of AG Florida plus the assumption and payoff of AG Florida’s net debt of $62 at closing. We incurred merger and integration costs of $5 in fiscal 2018 related to the AG Florida acquisition.
Acquisition of Unified Grocers, Inc.
On June 23, 2017, we completed the acquisition of Unified Grocers, Inc. (“Unified”) pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 by and among Supervalu, West Acquisition Corporation, a then wholly owned subsidiary of Supervalu (“Merger Sub”), and Unified. The transaction was valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing.
At the closing of the transaction, Merger Sub merged with and into Unified. As a result of the transaction, Unified became a wholly owned subsidiary of Supervalu. We incurred merger and integration costs of $32 in fiscal 2018 related to the Unified acquisition.
The tables immediately below summarize the preliminary fair values assigned to Unified’s and AG Florida’s net assets acquired. As of February 24, 2018, the fair value allocation for each of the acquisitions was preliminary and will be finalized when the valuation is completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. Our estimates and assumptions are subject to change during the measurement period (up to one year from the applicable acquisition date), as we finalize the valuations of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisitions. The primary areas of the purchase price allocations that are not yet finalized relate to real and personal property, identifiable intangible assets, goodwill, income taxes and deferred taxes.

	Unified		AG Florida
	As Originally Reported	As Revised	As Originally Reported
Cash and cash equivalents	$9	$9	$1
Accounts receivable	176	178	49
Inventories	237	237	48
Other current assets	31	24	4
Property, plant and equipment	285	285	84
Goodwill	29	26	44
Intangible assets	54	56	52
Deferred tax assets	(19)	(13)	(28)
Other assets	65	65	4
Accounts payable	(255)	(255)	(53)
Other current liabilities	(89)	(89)	(13)
Long-term debt and capital lease obligations	(270)	(270)	(60)
Pension and other postretirement benefit obligations	(103)	(101)	—
Other liabilities assumed	(36)	(38)	(1)
Total fair value of net assets acquired	114	114	131
Assumed obligations to make patronage payments to member-owners	—	—	5
Less cash acquired	(9)	(9)	(1)
Total consideration for acquisition, less cash acquired	$105	$105	$135
Recognized goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition.
As part of the acquisitions of Unified and AG Florida we recognized the following finite lived intangible assets:

	Estimated Useful Life (in years)	Amounts Acquired
Customer relationships	15 years	$41
Favorable operating leases	3-14 years	7
Trade names	14 years	8
Total Unified finite-lived intangibles acquired		$56
Customer relationships and supply agreements	15 years	47
Favorable operating leases	2-5 years	5
Total AG Florida finite-lived intangibles acquired		$52
Combined Results
The following unaudited pro forma consolidated condensed financial results of operations are presented as if the AG Florida and Unified acquisitions were consummated on February 28, 2016, the beginning of the comparable prior annual reporting period:

	2018	2017(1)
Net sales	$15,892	$15,323
Net earnings from continuing operations attributable to SUPERVALU INC.	$48	$20
Basic net earnings from continuing operations per share attributable to SUPERVALU INC.	$1.24	$0.52
Diluted net earnings from continuing operations per share attributable to SUPERVALU INC.	$1.24	$0.52

(1)
This unaudited pro forma financial information is based on Unified’s and AG Florida’s historical reporting periods. The results reflect Unified’s and AG Florida’s 52-week fiscal periods ended December 31, 2016 and January 14, 2017, respectively.

As required by GAAP, these unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisitions occurred at the beginning of the period being presented, nor are they indicative of future results of operations.
Cub Foods Franchised Stores
In fiscal 2018, we paid $6 to acquire the minority equity interests of six limited liability companies that own and operate six Cub Foods stores. We now own 100 percent of these companies. The results from these companies will continue to be presented on a consolidated basis in our consolidated financial statements.
Distribution Center Asset Acquisitions
In fiscal 2018, we paid $61 to acquire the land and building for a distribution center located in Joliet, IL, and we also paid $37 to acquire the land and building for a distribution center located in Harrisburg, PA. The consideration paid for the acquired assets was allocated based on the proportionate fair value of the underlying acquired assets prior to the facilities being placed into service.
Other Acquisitions
The Consolidated Financial Statements reflect the final purchase accounting allocations of the acquisitions discussed below. Pro forma information for the acquisitions discussed below are not presented since the results of operations of the acquired businesses, both individually and in the aggregate, are not material to our Consolidated Financial Statements.
During fiscal 2016, we paid $7 to acquire equipment and leasehold improvements, identifiable finite-lived intangible assets and inventories of four retail stores from multiple Wholesale customers. The purchase price was allocated to the acquired store assets and such assets were recognized at their estimated fair values and included inventories, property, plant and equipment, and goodwill.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in our allowance for doubtful accounts and notes receivable consisted of the following:

	2018	2017	2016
Beginning balance	$6	$11	$17
Additions charged to costs and expenses	8	2	3
Deductions	—	(7)	(9)
Ending balance	$14	$6	$11

NOTE 4—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
Changes in reserves for closed properties consisted of the following:

	2018	2017	2016
Beginning balance	$22	$24	$31
Additions	3	3	3
Payments	(7)	(9)	(9)
Adjustments	(4)	4	(1)
Ending balance	$14	$22	$24
Property, Plant and Equipment Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	2018	2017	2016
Property, plant and equipment:
Carrying value	$22	$21	$1
Fair value measured using Level 3 inputs	16	18	0
Impairment charges	$6	$3	$1
NOTE 5—INVENTORIES, NET
Inventories, net consisted of the following:

	2018		2017
Inventory carried under LIFO:
Weighted average cost	$553	47%	$510	61%
Standard cost	258	22	—	—
RIM	98	8	87	10
Replacement cost	35	3	52	6
Total cost-basis inventory carried under LIFO	$944	80%	$649	77%
Inventory carried under FIFO:
Weighted average cost	$201	17%	$173	21%
RIM	17	2	18	2
Standard cost	15	1	—	—
Replacement cost	3	—	3	—
Total cost-basis of inventory carried under FIFO	$236	20%	$194	23%
Total inventory, gross	1,180		843
LIFO reserve	(199)		(198)
Inventories, net	$981		$645

NOTE 6—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following:

	2018	2017
Land	$189	$61
Buildings	1,255	946
Property under construction	75	50
Leasehold improvements	302	258
Equipment	1,489	1,503
Capitalized lease assets	218	265
Total property, plant and equipment	3,528	3,083
Accumulated depreciation	(2,034)	(2,020)
Accumulated amortization on capitalized lease assets	(152)	(187)
Total property, plant and equipment, net	$1,342	$876
Depreciation expense was $170, $149 and $152 for fiscal 2018, 2017 and 2016, respectively. Amortization expense related to capitalized lease assets was $14, $15 and $15 for fiscal 2018, 2017 and 2016, respectively.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of Goodwill by goodwill reportable unit consisted of the following:

	February 27, 2016	Additions	Impairments	February 25, 2017	Additions	Impairments	February 24, 2018
Goodwill:
Wholesale	$710	$—	$—	$710	$70	$—	$780
Retail	13	—	(13)	—	—	—	—
Total goodwill	$723	$—	$(13)	$710	$70	$—	$780
In fiscal 2017, we conducted an impairment review of the carrying value of our reporting units due to declines in sales and cash flows within Retail. The review indicated the carrying value of the Retail reporting unit exceeded its estimated fair value, as determined utilizing the income approach and market approach. As a result, we performed the step 2 assessment and recorded a non-cash goodwill impairment charge of $13 in the Retail segment in fiscal 2017.
Identifiable intangible assets consisted of the following:

	February 24, 2018			February 25, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists, supply agreements, prescription files and other	$177	$(66)	$111	$81	$(54)	$27
Favorable operating leases	21	(6)	15	9	(4)	5
Total finite-life intangibles	$198	$(72)	$126	$90	$(58)	$32
Indefinite-lived tradename intangibles	5	—	5	5	—	5
Total intangibles	$203	$(72)	$131	$95	$(58)	$37
Amortization expense of intangible assets with finite useful lives of $13, $9 and $8 was recorded in fiscal 2018, 2017 and 2016, respectively.
There were no impairment charges in fiscal 2018 and 2017, respectively. In fiscal 2016, we recorded a non-cash intangible impairment charge of $6 within the Wholesale segment.
The estimated future amortization expense for the next five fiscal years and thereafter on intangible assets outstanding as of February 24, 2018 consists of the following:

Fiscal Year	2019	2020	2021	2022	2023	Thereafter
Estimated amortization expense	$14	13	12	11	11	$65
NOTE 8—FAIR VALUE MEASUREMENTS

Recurring fair value measurements were as follows:

		February 24, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	Other assets	$4	$—	$—	$4
Total		$4	$—	$—	$4

Liabilities:
Interest rate swap derivative	Other current liabilities	—	0	—	0
Interest rate swap derivative	Other long-term liabilities	—	0	—	0
Total		$—	$0	$—	$0

		February 25, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	Other assets	$5	$—	$—	$5
Total		$5	$—	$—	$5

Liabilities:
Diesel fuel derivatives	Other current liabilities	—	0	—	0
Interest rate swap derivative	Other current liabilities	—	2	—	2
Interest rate swap derivative	Other long-term liabilities	—	1	—	1
Total		$—	$3	$—	$3
Mutual Funds
Mutual fund assets consist of balances held in investments to fund certain deferred compensation plans. The fair values of mutual fund assets are based on quoted market prices of the mutual funds held by the plan at each reporting period. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy. Mutual fund assets are restricted for use to pay deferred compensation liabilities. Deferred compensation liabilities consist of obligations to participants in deferred compensation plans, and are determined based on the fair value of the related deferred compensation plan investments or designated phantom investments of the plan at each reporting period.
Interest Rate Swap Derivatives
In fiscal 2016, we effectively converted $300 of variable rate debt under our Secured Term Loan Facility to a fixed rate by swapping the variable LIBOR rate component to a fixed rate of 2.0075 percent, which matures in March 2019. This transaction was entered into to reduce our exposure to changes in market interest rates associated with our variable rate debt. We designated this derivative as a cash flow hedge of the variability in expected cash outflows for interest payments. On June 8, 2017, we entered into a fourth amendment to the Secured Term Loan Facility that decreased the interest rate for the term loan from LIBOR plus 4.50 percent to LIBOR plus 3.50 percent. Following this amendment, the all-in rate for this $300 tranche was 5.5075 percent.
In fiscal 2018, 2017 and 2016, no amounts were recorded in the Consolidated Statements of Operations for interest rate swap derivative ineffectiveness.
The fair value of the interest rate swap is measured using Level 2 inputs. The interest rate swap agreement is valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of February 24, 2018, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $3; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $3.
Diesel Fuel Derivatives
Commodity derivatives consist of forward fixed price purchase diesel fuel contracts. The fair value of our diesel fuel derivatives is measured using Level 2 inputs due to our use of observable market quotations without significant adjustments to determine fair values.
Fuel derivative gains (losses) are included within Cost of sales in the Consolidated Statements of Operations and were $0, $0 and $(3) for fiscal 2018, 2017 and 2016, respectively.
Fair Value Estimates
For certain of our financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying values due to their short maturities.
The estimated fair value of notes receivable was less than the carrying value by $1 as of February 24, 2018 and there was no difference to the carrying amount as of February 25, 2017. The estimated fair value of notes receivable was calculated using a discounted cash flow approach applying a market rate for similar instruments using Level 3 inputs.
The estimated fair value of our long-term debt was lower than the carrying amount, excluding debt financing costs, by approximately $23 as of February 24, 2018 and there was no difference to the carrying amount, excluding debt financing costs, as of February 25, 2017. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs.
NOTE 9—LONG-TERM DEBT
Our long-term debt consisted of the following:

	Average Interest Rate at February 24, 2018	Maturity Year	February 24, 2018	February 25, 2017
Secured Term Loan Facility - variable rate	5.07%	2024	$834	$—
Secured Term Loan Facility - variable rate	5.50%	2019	—	524
Senior Notes - fixed rate	6.75%	2021	400	400
Senior Notes - fixed rate	7.75%	2022	350	350
Revolving ABL Credit Facility - variable rate	3.01%	2021	127	—
Other secured loans - variable rate	4.02%	2022-2023	48	—
Debt financing costs, net			(24)	(10)
Original issue discount on debt			(3)	(1)
Total debt			1,732	1,263
Less current maturities of long-term debt			(8)	—
Long-term debt			$1,724	$1,263
Future maturities of long-term debt, excluding debt financing costs and the original issue discount on debt, as of February 24, 2018, consist of the following:

Fiscal Year	2019	2020	2021	2022	2023	Thereafter	Total
Contractual debt obligation maturities	$8	13	141	414	386	797	$1,759
Our credit facilities and certain long-term debt agreements have restrictive covenants and cross-default provisions, which generally provide, subject to our right to cure, for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain other debt agreements. We were in compliance with all such covenants and provisions for all periods presented.

Secured Credit Agreements
On June 8, 2017, we entered into a fourth amendment agreement (the “Fourth Term Loan Amendment”) amending and restating our Secured Term Loan Facility due March 2019 (the “Secured Term Loan Facility due March 2019” and as amended and restated, the “Secured Term Loan Facility”). The Secured Term Loan Facility provides for (i) an initial term loan facility of $525, which was drawn down in full to refinance outstanding loans under the Secured Term Loan Facility due March 2019, and (ii) a delayed draw term loan facility of $315, which was drawn down in full in the second quarter of fiscal 2018 for the purpose of consummating the acquisition of Unified. Borrowings under the Secured Term Loan Facility bear interest at the rate of LIBOR plus 3.50 percent with a floor on LIBOR set at 1.00 percent, compared to the rate under the Secured Term Loan Facility due March 2019 of LIBOR plus 4.50 percent with a floor of 1.00 percent. The Secured Term Loan Facility will mature on June 8, 2024. However, if we have not repaid our 6.75 percent Senior Notes due June 2021 or our 7.75 percent Senior Notes due November 2022 by the date that is 91 days prior to the respective maturity date of such notes, the Secured Term Loan Facility will mature on the date that is 91 days prior to the maturity date of such notes. In fiscal 2018, in connection with the completion of the Fourth Term Loan Amendment, we paid debt financing costs of approximately $8, of which $5 was capitalized and $3 was expensed, incurred an original issue discount on borrowings of approximately $2 and recognized a non-cash charge of approximately $2 for the write-off of existing unamortized debt financing costs. On June 23, 2017, in connection with the closing of the acquisition of Unified, we executed the delayed draw under the Secured Term Loan Facility and increased the outstanding borrowings under the facility to $840.
The Secured Term Loan Facility is secured by substantially all of our real estate, equipment and certain other assets. The Secured Term Loan Facility is guaranteed by our material subsidiaries (together with Supervalu, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Term Loan Parties have granted a perfected first-priority security interest in substantially all of their intellectual property and a first priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of February 24, 2018 and February 25, 2017, there was $710 and $520, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net and Long-term assets of discontinued operations in the Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing our $1,000 asset-based revolving credit facility (the “Revolving ABL Credit Facility”). As of February 24, 2018 and February 25, 2017, $8 and $0 of the Secured Term Loan Facility was classified as current, respectively, excluding debt financing costs and original issue discount.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, we must, subject to certain exemptions and certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. We must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on our Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended, minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on our Excess Cash Flow for the fiscal year ended February 24, 2018, no prepayments will be required under the Secured Term Loan Facility in fiscal 2019.
The assets included in the Consolidated Balance Sheets securing the outstanding borrowings under the Revolving ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the Revolving ABL Credit Facility, were as follows:

Assets securing the Revolving ABL Credit Facility:	February 24, 2018	February 25, 2017
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$1,176	$949
Certain receivables included in Receivables, net and Current assets of discontinued operations	410	228
Certain amounts included in Cash and cash equivalents and Current assets of discontinued operations	20	19

Unused available credit and fees under the Revolving ABL Credit Facility:	February 24, 2018	February 25, 2017
Outstanding letters of credit	$57	$53
Letter of credit fees	1.375%	1.375%
Unused available credit	816	748
Unused facility fees	0.25%	0.25%
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. SUPERVALU INC. and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. Certain of our material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of our material subsidiaries (SUPERVALU INC. and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in their present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with our outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit our ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders and share repurchases. The Secured Term Loan Facility allows up to $125 of Restricted Payments regardless of the resulting pro forma Total Leverage Ratio (as defined in the facility). The Secured Term Loan Facility caps the aggregate amount of additional Restricted Payments that may be made over the life of the Secured Term Loan Facility, with the additional Restricted Payments being subject to a pro forma Total Secured Leverage Ratio requirement (as defined in the facility) of 3.5 to 1. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions we may take, including prepayments of debt other than the senior notes and Permitted Investments (as defined in the Secured Term Loan Facility). As of February 24, 2018, that aggregate cap on Restricted Payments was approximately $502. The Secured Term Loan Facility permits unlimited Restricted Payments if the Total Leverage Ratio (as defined in the the Secured Term Loan Facility) after giving effect thereto would be less than 2.0 to 1. The Revolving ABL Credit Facility permits dividends up to $75 per fiscal year, not to exceed $175 in the aggregate over the life of the Revolving ABL Credit Facility, as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. Those caps could be reduced by certain debt prepayments we make. The Revolving ABL Credit Facility permits other Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
Debentures
The $400 of 6.75 percent Senior Notes due June 2021, and the $350 of 7.75 percent Senior Notes due November 2022 contain operating covenants, including limitations on liens and on sale and leaseback transactions. We were in compliance with all such covenants and provisions for all periods presented.
NOTE 10—LEASES
We lease most of our Retail stores and certain distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, in certain instances, also include options to purchase. Future minimum lease payments to be made by us for noncancellable operating leases and capital leases as of February 24, 2018 consist of the following:

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
2019	$77	$41
2020	79	38
2021	62	34
2022	46	30
2023	34	23
Thereafter	123	84
Total future minimum obligations	$421	250
Less interest		(75)
Present value of net future minimum obligations		175
Less current capital lease obligations		(26)
Long-term capital lease obligations		$149
Total future minimum obligations have not been reduced for future minimum subtenant rentals under certain operating subleases.
Rent expense, other operating lease expense and subtenant rentals all under operating leases consisted of the following:

	2018	2017	2016
Minimum rent	$103	$86	$87
Contingent rent	3	4	4
Rent expense(1)	106	90	91
Less subtenant rentals	(29)	(27)	(27)
Total net rent expense	$77	$63	$64

(1)
Rent expense as presented here includes $13, $12 and $11, respectively, of operating lease rent expense related to stores within discontinued operations for which we expect to assign the lease of the stores that are held for sale within discontinued operations, but for which GAAP requires the historical expense to be included within continuing operations, as we expect to remain primarily obligated under these leases.

We lease certain property to third parties under operating, capital and direct financing leases. Under the direct financing leases, we lease buildings to Wholesale customers with terms ranging from one to three years.
Future minimum lease and subtenant rentals to be received under noncancellable operating and deferred financing income leases, under which we are the lessor, as of February 24, 2018, consist of the following:

	Lease Receipts
Fiscal Year	Operating Leases	Direct Financing Leases
2019	$20	$1
2020	19	—
2021	15	—
2022	13	—
2023	8	—
Thereafter	23	—
Total minimum lease receipts	$98	$1
The carrying value of owned property leased to third parties under operating leases was as follows:

	2018	2017
Property, plant and equipment	$4	$4
Less accumulated depreciation	(3)	(3)
Property, plant and equipment, net	$1	$1

NOTE 11—BENEFIT PLANS
Substantially all of our employees are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. Our primary defined benefit pension plan, the SUPERVALU Retirement Plan, and certain supplemental executive retirement plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefits accrued in these plans until December 31, 2012. Most union employees participate in multiemployer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by Supervalu. In addition to sponsoring both defined benefit and defined contribution pension plans, we provide healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. We also provide certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, we provide a fixed dollar contribution and retirees pay contributions to fund the remaining cost.
In fiscal 2016, we amended the Supervalu Retiree Benefit Plan which provides medical, prescription drug, dental and life benefits, to eliminate benefits provided by the plan for certain participants under a collective bargaining agreement. As a result of the plan amendment, certain Supervalu Retiree Benefit Plan obligations were re-measured using a discount rate of 4.25 percent and the MP-2015 mortality improvement scale. This re-measurement resulted in a $28 reduction in postretirement benefit obligations within Pension and other postretirement benefit obligations with a corresponding decrease to Accumulated other comprehensive loss.
The benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans and other postretirement benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Changes in Benefit Obligation
Benefit obligation at beginning of year	$2,480	$2,664	$44	$54
Acquired benefit plan obligations	268	—	28	—
Plan amendment	(21)	—	(1)	(7)
Service cost	—	—	—	1
Interest cost	83	84	2	2
Actuarial loss (gain)	2	37	(3)	(3)
Settlements paid	—	(200)	—	—
Plan termination	—	—	(11)	—
Benefits paid	(140)	(105)	(3)	(3)
Benefit obligation at end of year	2,672	2,480	56	44
Changes in Plan Assets
Fair value of plan assets at beginning of year	2,183	2,119	16	15
Acquired benefit plan assets	193	—	—	—
Actual return on plan assets	206	307	—	—
Employer contributions	2	62	—	4
Plan participants’ contributions	—	—	1	2
Settlements paid	—	(200)	—	—
Benefits paid	(140)	(105)	(4)	(5)
Fair value of plan assets at end of year	2,444	2,183	13	16
Unfunded status at end of year	$(228)	$(297)	$(43)	$(28)
For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation.

Amounts recognized in the Consolidated Balance Sheets consist of the following:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Accrued vacation, compensation and benefits	$(2)	$(2)	$(4)	$(1)
Pension and other postretirement benefit obligations	(226)	(295)	(39)	(27)
Total	$(228)	$(297)	$(43)	$(28)
Amounts recognized in Accumulated other comprehensive loss for the defined benefit pension and other postretirement benefit plans consist of the following:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Prior service benefit	$21	$—	$21	$42
Net actuarial loss	(401)	(478)	(8)	(13)
Total recognized in Accumulated other comprehensive loss	$(380)	$(478)	$13	$29
Total recognized in Accumulated other comprehensive loss, net of tax	$(216)	$(293)	$6	$17
Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) for defined benefit pension and other postretirement benefit plans consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$—	$—	$1	$—
Interest cost	83	84	106	2	2	3
Expected return on plan assets	(138)	(141)	(142)	—	—	—
Amortization of prior service benefit	—	—	—	(16)	(15)	(15)
Amortization of net actuarial loss	12	43	79	2	2	3
Plan termination	—	—	—	(8)	—	—
Settlement	—	42	—	—	—	—
Net periodic benefit (income) cost	(43)	28	43	(20)	(10)	(9)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Prior service benefit	(22)	—	—	5	(7)	(21)
Amortization of prior service benefit	—	—	—	16	15	15
Net actuarial (gain) loss	(66)	(172)	76	(3)	(3)	(7)
Amortization of net actuarial loss	(11)	(43)	(79)	(1)	(2)	(3)
Total expense (benefit) recognized in Other comprehensive income (loss)	(99)	(215)	(3)	17	3	(16)
Total expense (benefit) recognized in net periodic benefit cost (income) and Other comprehensive income (loss)	$(142)	$(187)	$40	$(3)	$(7)	$(25)
The estimated net actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost for the defined benefit pension plans during fiscal 2019 is $11. The estimated net amount of prior service benefit and net actuarial loss for the postretirement benefit plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during fiscal 2019 is $13.

Assumptions
Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

	2018	2017	2016
Benefit obligation assumptions:
Discount rate	4.04 – 3.37%	3.92 – 3.78%	4.16 – 3.95%
Rate of compensation increase	—%	—%	—%
Net periodic benefit cost assumptions:(1)
Discount rate	3.92 – 2.75%	4.16%	3.80%
Rate of compensation increase	—%	—%	—%
Expected return on plan assets(2)	6.25– 6.00%	6.50%	6.50%

(1)	For fiscal 2018 and prior, net periodic benefit cost is measured using weighted average assumptions as of the beginning of each year.

(2)
Expected return on plan assets is estimated by utilizing forward-looking, long-term return, risk and correlation assumptions developed and updated annually by Supervalu. These assumptions are weighted by the actual or target allocation to each underlying asset class represented in the pension plan asset portfolio. We also assess the expected long-term return on plan assets assumption by comparison to long-term historical performance on an asset class to ensure the assumption is reasonable. Long-term trends are also evaluated relative to market factors such as inflation, interest rates, and fiscal and monetary policies in order to assess the capital market assumptions.

We review and select the discount rate to be used in connection with measuring our pension and other postretirement benefit obligations annually. In determining the discount rate, we use the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used.
In fiscal 2018, we began recognizing the amortization of net actuarial loss on the SUPERVALU Retirement Plan over the remaining life expectancy of inactive participants based on our determination that almost all of the defined benefit pension plan participants are inactive and the plan is frozen to new participants. For the purposes of inactive participants, we utilized an over approximately 90 percent threshold established under our policy. This change did not affect the measurement of total benefit obligations in fiscal 2017, and instead impacted the recognition of certain components of net periodic pension expense prospectively. The impact of the change in estimate was a reduction of the interest and service cost components within net periodic benefit cost by $31 for the defined benefit pension plans.
Effective fiscal 2017, we adopted the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost was built by applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension and other postretirement benefit plans. Prior to fiscal 2017, the interest and service cost components of pension expense were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period.
The alternative approach improves the correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs. This change did not affect the measurement of total benefit obligations. We have concluded that the application of the full yield curve approach was a change in estimate and, accordingly, recognized the effect prospectively beginning in fiscal 2017. The impact of the change in estimate was an anticipated reduction of the interest and service cost components within net periodic benefit cost in fiscal 2017 by approximately $22 for the defined benefit pension plans and less than $1 for postretirement benefit plans compared to the fiscal 2016 approach.
For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 7.80 percent as of February 24, 2018. The assumed healthcare cost trend rate for retirees before age 65 will decrease each year through fiscal 2026, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 8.70 percent as of February 24, 2018. The assumed healthcare cost trend rate for retirees after age 65 will decrease through fiscal 2026, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption would have had the following impact on the amounts reported: a 100 basis point increase in the trend rate would have impacted our service and interest cost by less than $1 for fiscal 2018; a 100 basis point decrease in the trend rate would have decreased our accumulated postretirement benefit obligation as of the end of fiscal 2018 by approximately $3; and a 100 basis point increase would have increased our accumulated postretirement benefit obligation by approximately $3.
Pension Plan Assets
Pension plan assets are held in a master trust and invested in separately managed accounts and other commingled investment vehicles holding domestic and international equity securities, domestic fixed income securities and other investment classes. We employ a total return approach whereby a diversified mix of asset class investments is used to maximize the long-term return of plan assets for an acceptable level of risk. Alternative investments are also used to enhance risk-adjusted long-term returns while improving portfolio diversification. Risk is managed through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and our financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	2018	2017
Domestic equity	21.6%	26.3%	22.0%
International equity	6.5%	4.4%	9.5%
Private equity	4.9%	4.7%	5.9%
Fixed income	62.3%	57.3%	54.1%
Real estate	4.7%	7.3%	8.5%
Total	100.0%	100.0%	100.0%
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
The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.
The fair value of assets of our defined benefit pension plans held in a master trust as of February 24, 2018, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Measured at NAV	Total
Common stock	$188	$—	$—	$—	$188
Common collective trusts	—	728	—	75	803
Corporate bonds	—	418	—	—	418
Government securities	68	168	—	—	236
Mutual funds	46	440	—	—	486
Mortgage-backed securities	—		—	—	—
Other	10	21	—	—	31
Private equity and real estate partnerships	—	—	—	282	282
Total plan assets at fair value	$312	$1,775	$—	$357	$2,444
The fair value of assets of our defined benefit pension plans held in a master trust as of February 25, 2017, by asset category, consisted of the following:

	Level 1	Level 2	Level 3	Measured at NAV	Total
Common stock	$366	$—	$—	$—	$366
Common collective trusts	—	735	—	102	837
Corporate bonds	—	248	—	—	248
Government securities	27	133	—	—	160
Mutual funds	54	205	—	—	259
Mortgage-backed securities	—	18	—	—	18
Other	4	5	—	—	9
Private equity and real estate partnerships	—	—	—	286	286
Total plan assets at fair value	$451	$1,344	$—	$388	$2,183
Contributions
In August 2014, the Highway and Transportation Funding Act of 2014, which included an extension of pension funding interest rate relief, was signed into law. The Highway and Transportation Funding Act includes a provision for interest rate stabilization for defined benefit employee pension plans. As a result of this stabilization provision, our required pension contributions to the SUPERVALU Retirement Plan decreased significantly in fiscal 2016 compared to fiscal 2015, and we expect that to continue for the next several years. In fiscal 2019, $4 of minimum pension contributions are required to be made under the Unified Grocers, Inc. Cash Balance Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). No minimum pension contributions are required to be made to the SUPERVALU Retirement Plan under ERISA in fiscal 2019. We expect to contribute approximately $5 to $10 to our defined benefit pension plans and postretirement benefit plans in fiscal 2019.
We fund our defined benefit pension plans based on the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 and other applicable laws, as determined by our external actuarial consultant, and additional contributions made at our discretion. In connection with the sale of Save-A-Lot, we agreed with the Pension Benefit Guaranty Corporation (the “PBGC”) to make $60 in aggregate contributions to the SUPERVALU Retirement Plan in excess of required minimum contributions. We made those contributions in the fourth quarter of fiscal 2017 and have fully fulfilled our obligations under our agreement with the PBGC. We will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.
At our discretion, additional funds may be contributed to the pension plan. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash including such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required PBGC variable rate premiums or the ability to achieve exemption from participant notices of underfunding.
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
Estimated Future Benefit Payments
The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2019	$176	$5
2020	155	5
2021	160	5
2022	166	5
2023	173	4
Years 2024-2028	860	19
Defined Contribution Plans
We sponsor defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. We match a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by us to the plans is determined by plan provisions or at our discretion. Total employer contribution expenses for these plans were $11, $8 and $4 for fiscal 2018, 2017 and 2016, respectively. Matching contributions were reduced or eliminated in January 2013 for most employees. We made a discretionary match for each of fiscal 2018 and fiscal 2017 for eligible employees. There were no discretionary matches made in fiscal 2016. Since June 2014, plan investment options do not include shares of our common stock.
Post-Employment Benefits
We recognize an obligation for benefits provided to former or inactive employees. We are self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Post-Employment Benefits
	2018	2017
Accrued vacation, compensation and benefits	$4	$3
Other long-term liabilities	6	7
Total	$10	$10
Multiemployer Plans
We contribute to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and the unions that are parties to the collective bargaining agreement.
Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We contributed $44, $36 and $36 to these plans for fiscal years 2018, 2017 and 2016, respectively. The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:

a.	Assets contributed to the multiemployer plan by one employer are held in trust and may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
If we choose to stop participating in some multiemployer plans, or make market exits or closures or otherwise have participation in the plan drop below certain levels, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2018 and 2017 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone status are less than 80 percent funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80 percent funded. The Multiemployer Protection Act of 2014 (“MPRA”) created a new zone status called “critical and declining” or “Deep Red”. Plans are generally considered Deep Red if they are projected to become insolvent within 15 years. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.
Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of our collective bargaining agreements require that a minimum contribution be made to these plans. Multiemployer pension plan contributions and participants were generally comparable for fiscal 2018, 2017 and 2016.
At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2017.

The following table contains information about our multiemployer plans:

	EIN—Pension Plan Number	Plan Month/Day End Date	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharges Imposed(1)	Amortization Provisions
Pension Fund			2018	2017		2018	2017	2016
Minneapolis Food Distributing Industry Pension Plan	416047047-001	12/31	Green	Green	Implemented	$10	$10	$10	No	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	410905139-001	2/28	Yellow	Green	Implemented	9	9	9	No	No
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Deep Red	Deep Red	Implemented	5	4	4	No	Yes
UFCW Unions and Participating Employers Pension Fund	526117495-002	12/31	Red	Red	Implemented	6	6	5	No	Yes
Western Conference of Teamsters Pension Plan	916145047-001	12/31	Green	Green	No	11	4	4	No	No
UFCW Unions and Employers Pension Plan	396069053-001	10/31	Red	Red	Implemented	2	2	2	No	Yes
All Other Multiemployer Pension Plans(2)						1	1	2
Total						$44	$36	$36

(1)	PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.

(2)	All Other Multiemployer Pension Plans includes 7 plans, none of which is individually significant when considering our contributions to the plan, severity of the underfunded status or other factors.
The following table describes the expiration of our collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contribution 2018
Minneapolis Food Distributing Industry Pension Plan	5/31/2018	1	5/31/2018	100.0%	Yes
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund	3/3/2018	1	3/3/2018	100.0%	Yes
Central States, Southeast and Southwest Areas Pension Fund	3/30/2019 - 9/20/2019	4	9/14/2019	40.1%	No
UFCW Unions and Participating Employers Pension Plan	7/11/2020	2	7/11/2020	73.0%	Yes
Western Conference of Teamsters Pension Plan	4/21/2018 – 9/26/2020	22	4/20/2019	15.8%	No
UFCW Unions and Employers Pension Plan	4/6/2019	1	4/6/2019	100.0%	Yes

(1)	Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees participating in the respective fund.

Multiemployer Postretirement Benefit Plans Other than Pensions
We also make contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. These plans provide medical, dental, pharmacy, vision and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The vast majority of our contributions benefit active employees and as such, may not constitute contributions to a postretirement benefit plan. However, we are unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees.
We contributed $92, $78 and $70 for fiscal 2018, 2017 and 2016, respectively, to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Selling and administrative expenses could increase in the future.
Collective Bargaining Agreements
As of February 24, 2018, we had approximately 23,000 employees. Approximately 14,000 employees are covered by 52 collective bargaining agreements. During fiscal 2018, 21 collective bargaining agreements covering approximately 5,100 employees were renegotiated. No collective bargaining agreements expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2019, 15 collective bargaining agreements covering approximately 5,000 employees are scheduled to expire.
NOTE 12—NET EARNINGS PER SHARE
The following table reflects the calculation of basic and diluted net earnings per share:

	2018	2017	2016
Net earnings from continuing operations	$49	$35	$49
Less net earnings attributable to noncontrolling interests	(1)	(4)	(8)
Net earnings from continuing operations attributable to SUPERVALU INC.	48	31	41
(Loss) income from discontinued operations, net of tax	(3)	619	137
Net earnings attributable to SUPERVALU INC.	$45	$650	$178

Weighted average number of shares outstanding—basic	38	38	38
Dilutive impact of stock-based awards	—	—	—
Weighted average number of shares outstanding—diluted	38	38	38

Basic net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$1.25	$0.82	$1.08
Discontinued operations	$(0.07)	$16.35	$3.65
Basic net earnings per share	$1.18	$17.17	$4.72
Diluted net earnings per share attributable to SUPERVALU INC.:
Continuing operations	$1.25	$0.81	$1.06
Discontinued operations	$(0.07)	$16.19	$3.59
Diluted net earnings per share	$1.18	$17.00	$4.66
Stock-based awards of 2, 2 and 1 that were outstanding during fiscal 2018, 2017 and 2016, respectively, were excluded from the calculation of Net earnings from continuing operations per share—diluted, Net earnings from discontinued operations per share—diluted and Net earnings per share—diluted for the periods because their inclusion would be antidilutive.
Reverse Stock Split
At the close of business on August 1, 2017, a 1-for-7 reverse split of our common stock became effective and the number of authorized shares of our common stock decreased to approximately 57, while the number of issued and outstanding shares was reduced from approximately 269 to 38. Our common stock began trading on a split-adjusted basis when the market opened on August 2, 2017. No fractional shares were issued from the reverse stock split. In lieu of any fractional shares, any holder of less than one share of common stock was entitled to receive cash for such holder’s fractional share. The reverse stock split did not impact the authorized number of shares of preferred stock of Supervalu, none of which were outstanding. The reverse stock split reduced the number of shares of common stock available for issuance under our equity compensation plans in proportion to the reverse stock split ratio. The reverse stock split caused a reduction in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the reverse stock split ratio and caused a proportionate increase in any exercise price of such awards. Our common stock continues to trade on the NYSE under the symbol “SVU.”
NOTE 13—COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED COMPREHENSIVE LOSS
Comprehensive income (loss) is reported in the Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ equity during the reporting period, other than those resulting from investments by and distributions to stockholders. Our comprehensive income (loss) is calculated as net earnings (loss) including noncontrolling interests, plus or minus adjustments for pension and other postretirement benefit obligations and interest rate swaps, net of tax, less comprehensive income attributable to noncontrolling interests.
Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax, and interest rate swaps designated as hedges, net of tax. Changes in Accumulated other comprehensive loss by component are as follows:

	Accumulated Other Comprehensive Loss
	Benefit Plans	Interest Rate Swap	Total
February 28, 2015	$(423)	$—	$(423)
Other comprehensive loss before reclassifications	(37)	(4)	(41)
Amortization of amounts included in net periodic benefit cost(1)	42	—	42
Net Other comprehensive income (loss)	5	(4)	1
February 27, 2016	(418)	(4)	(422)
Other comprehensive income before reclassifications	97	—	97
Amortization of amounts included in net periodic benefit cost(1)	19	—	19
Amortization of cash flow hedge	—	2	2
Pension settlement charges(2)	26	—	26
Net Other comprehensive income	142	2	144
February 25, 2017	(276)	(2)	(278)
Other comprehensive income before reclassifications	68	1	69
Amortization of amounts included in net periodic benefit income(1)	(2)	—	(2)
Amortization of cash flow hedge	—	1	1
Net Other comprehensive income	66	2	68
February 24, 2018	$(210)	$—	$(210)

(1)	Amortization of amounts included in net periodic benefit (income) cost includes amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 11—Benefit Plans.

(2)	Refer to Note 11—Benefit Plans for additional information on our fiscal 2017 pension settlement charges.

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Consolidated Statements of Operations:

	2018	2017	2016	Affected Line Item on Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit (income) cost(1)	$(3)	$28	$59	Selling and administrative expenses
Amortization of amounts included in net periodic benefit (income) cost(1)	—	2	8	Cost of sales
Pension settlement charges	—	42	—	Selling and administrative expenses
Total reclassifications	(3)	72	67
Income tax expense (benefit)	1	(27)	(25)	Income tax provision (benefit)
Total reclassifications, net of tax	$(2)	$45	$42

Interest rate swap cash flow hedge:
Reclassification of cash flow hedge	$1	$3	$—	Interest expense, net
Income tax benefit	—	(1)	—	Income tax provision (benefit)
Total reclassifications, net of tax	$1	$2	$—

(1)	Amortization of amounts included in net periodic benefit (income) cost includes amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 11—Benefit Plans.

As of February 24, 2018, we expect to reclassify $1 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve-month period.
NOTE 14—STOCK-BASED AWARDS
As of February 24, 2018, we have stock options, restricted stock awards, restricted stock units and performance share units (collectively referred to as “stock-based awards”) outstanding under the 2012 Stock Plan and 2007 Stock Plan. Our 2012 Stock Plan, which was amended and restated in fiscal 2015 and further amended in fiscal 2017 (as amended, the “2012 Stock Plan”), is the only plan under which stock-based awards may be granted to employees. The 2012 Stock Plan provides that the Board of Directors or the Leadership Development and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of grant whether each stock-based award granted will be a non-qualified or incentive stock-based award under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The terms of each stock-based award will be determined by the Board of Directors or the Compensation Committee. Generally, stock-based awards granted from fiscal 2006 to fiscal 2012 generally have a term of seven years, and starting in fiscal 2013 stock-based awards granted generally have a term of ten years.
At the discretion of the Board of Directors or the Compensation Committee, we have granted stock options to purchase common stock at an exercise price not less than 100 percent of the fair market value of our common stock on the date of grant, restricted stock awards, restricted stock units and performance share units (“PSUs”) to executive officers and other key salaried employees. Stock options have also been granted to our non-employee directors. All stock options, restricted stock awards, restricted stock units and PSUs issued in fiscal 2018, and 2017 vest either pro rata over three years or cliff vest after three years. The restrictions on the restricted stock awards and restricted stock units generally lapse between one and five years from the date of grant. The performance metrics of PSUs are determined at the discretion of the Board of Directors or Compensation Committee.
As of February 24, 2018, there were 4 shares available for future issuance of stock-based awards under the 2012 Stock Plan. Common stock has been delivered out of treasury stock or newly issued shares upon the exercise or vesting of stock-based awards. The provisions of future stock-based awards may change at the discretion of the Board of Directors or the Compensation Committee.

Stock Options
Stock options granted, exercised and outstanding consisted of the following:

	Shares Under Option (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, February 28, 2015	2,983	$69.92	6.55	$61,073
Granted	790	52.11
Exercised	(246)	40.90
Canceled and forfeited	(477)	174.62
Outstanding, February 27, 2016	3,050	$51.56	5.93	$6,827
Granted	137	39.48
Exercised	(249)	25.58
Canceled and forfeited	(712)	68.14
Outstanding, February 25, 2017	2,226	$48.38	5.99	$2,161
Granted	36	29.19
Exercised	(10)	15.96
Canceled and forfeited	(542)	60.75
Outstanding, February 24, 2018	1,710	$44.15	5.55	$—
Vested and expected to vest in the future as of February 24, 2018	1,690	$44.28	5.52	$—
Exercisable, February 24, 2018	1,487	$44.54	5.20	$—
For our annual grant made in the first quarter of fiscal 2018, 2017 and 2016, we granted 36 thousand, 137 thousand and 552 thousand, respectively, of non-qualified stock options to certain employees under the 2012 Stock Plan with a weighted average grant date fair value of $13.92, $18.68 and $25.69 per share, respectively. These stock options vest over a period of three years, and were awarded as part of a broad-based employee incentive initiative designed to retain and motivate employees across Supervalu.
We estimated the fair value of each option on the date of grant using the Black Scholes option pricing mode, based upon the following assumptions:

	2018	2017	2016
Dividend yield	—%	—%	—%
Volatility rate	53.7%	54.2%	49.0 – 56.5%
Risk-free interest rate	1.8%	1.3%	1.2 – 1.4%
Expected option life	5.0 years	5.0 years	5.0 years

Restricted Stock
Restricted stock awards and restricted stock unit activity consisted of the following:

	Restricted Stock Units (In thousands)	Restricted Stock Awards (In thousands)	Weighted Average Grant Date Fair Value(1)
Outstanding, February 28, 2015	293	76	77.14
Granted	9	334	61.15
Lapsed	(106)	(65)	47.77
Canceled and forfeited	(18)	(34)	61.53
Outstanding, February 27, 2016	178	311	60.74
Granted	653	1	39.48
Lapsed	(119)	(108)	60.11
Canceled and forfeited	(190)	(78)	61.53
Outstanding, February 25, 2017	522	126	$60.48
Granted	881	—	—
Lapsed	(225)	(61)	60.57
Canceled and forfeited	(166)	(18)	59.06
Outstanding, February 24, 2018	1,012	47	$60.86
(1) Weighted average grant date fair value is only used for restricted stock awards.

In fiscal 2018 and 2017, we granted restricted stock units that vest over a three-year period from the date of the grant. In fiscal 2016, we granted restricted stock awards that vest over a three-year period from the date of grant. The fair value of restricted stock awards and restricted stock units is based on the closing price of our common stock on the date of grant.
Performance Share Units
In fiscal 2018 and 2017, we granted 178 thousand and 201 thousand PSUs, respectively, to certain employees under the 2012 Stock Plan. The PSUs granted in fiscal 2018 have a fiscal 2018-2020 performance period and the PSUs granted in fiscal 2017 have a fiscal 2017-2019 performance period, and both settle in shares of our common stock. We used the Monte Carlo method to estimate the fair value of the PSUs at grant date based upon the following assumptions:

	2018	2017
Dividend yield	—%	—%
Volatility rate	44.3%	41.3%
Risk-free interest rate	1.41%	0.9%
Expected PSU life	2.8 years	2.8 years
Performance share unit activity consisted of the following:

	Performance Share Units (In thousands)	Weighted Average Grant Date Fair Value
Outstanding, February 27, 2016	—	$—
Granted	201	45.17
Lapsed	—	—
Canceled and forfeited	(29)	45.17
Outstanding, February 25, 2017	172	$45.17
Granted	178	35.18
Lapsed	—	—
Canceled and forfeited	(80)	37.44
Outstanding, February 24, 2018	270	$40.75

Stock-Based Compensation Expense
The components of pre-tax stock-based compensation expense are included primarily in Selling and administrative expenses in the Consolidated Statements of Operations. The expense recognized and related tax benefits were as follows:

	2018	2017	2016
Stock-based compensation	$19	$17	$21
Income tax benefits	(7)	(7)	(8)
Stock-based compensation, net of tax	$12	$10	$13
Unrecognized Stock-Based Compensation Expense
As of February 24, 2018, there was $23 of unrecognized compensation expense related to unvested stock-based awards granted under our stock plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately 2 years.
NOTE 15—INCOME TAXES
Income Tax Provision (Benefit)
The income tax provision (benefit) consisted of the following:

	2018	2017	2016
Current
Federal	$(8)	$(15)	$7
State	(2)	8	(4)
Total current	(10)	(7)	3
Deferred	38	(8)	1
Income tax provision (benefit)	$28	$(15)	$4
The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to Earnings from continuing operations before income taxes is attributable to the following:

	2018	2017	2016
Federal taxes based on statutory rate	$25	$7	$18
State income taxes, net of federal benefit	1	(1)	—
Tax contingency	(12)	(1)	(8)
Change in valuation allowance	(21)	2	—
Pension	(5)	(9)	(4)
Deferred tax adjustment	—	(10)	—
U.S. tax reform	31	—	—
Stock Compensation	7	—	—
Other	2	(3)	(2)
Income tax provision (benefit)	$28	$(15)	$4
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the basis in assets and liabilities for financial reporting and income tax purposes. Our deferred tax assets and liabilities consisted of the following:

	2018	2017
Deferred tax assets:
Compensation and benefits	$105	$162
Self-insurance	12	17
Property, plant and equipment and capitalized lease assets	30	35
Loss on sale of discontinued operations	795	1,174
Net operating loss carryforwards	50	15
Other	42	75
Gross deferred tax assets	1,034	1,478
Valuation allowance	(787)	(1,196)
Total deferred tax assets	247	282
Deferred tax liabilities:
Property, plant and equipment and capitalized lease assets	(160)	(91)
Inventories	(11)	(13)
Intangible assets	(5)	(7)
Other	(8)	(8)
Total deferred tax liabilities	(184)	(119)
Net deferred tax assets	$63	$163
We have valuation allowances to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. We currently have federal (“NOL”) carryforwards of $122 and state NOL carryforwards of $350 for tax purposes. Federal NOL carryforwards of $84 have no expiration date and federal NOL carryforwards of $38 expire beginning in 2033 and continuing through 2037. There is no valuation allowance recorded for the federal NOL carryforwards. The state NOL carryforwards expire beginning in fiscal 2019 and continuing through fiscal 2036 and have a $15 valuation allowance.
In fiscal 2014, the sale of NAI resulted in a capital loss due to the additional tax basis on the sale of the shares. In fiscal 2017, we utilized a portion of the capital loss carryforward offset by a matching release of the valuation allowance on the capital loss.  We estimated additional utilization of the capital loss carryforward in fiscal 2018 and recorded an offsetting release of the valuation allowance. At this time, a valuation allowance has been recognized for the remaining capital loss carryforward of $771 as it is more likely than not that the capital loss will not be used prior to its expiration in fiscal 2019.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Shortly after the Tax Act was enacted, the SEC issued accounting guidance, which provides a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete, the company may determine a reasonable estimate for those effects and record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.
As a result of the Tax Act, we recorded a discrete income tax expense of $31 in fiscal 2018 associated with the remeasurement of deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate tax rate. We have not completed our accounting for the income tax effects of certain elements of the Tax Act, but recorded provisional adjustments based on reasonable estimates. These estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, state tax conformity to federal tax changes, and expected changes to U.S. Treasury regulations. We do not anticipate material changes to these estimates and will record any changes in the quarter in which we complete our analysis, not to exceed one year from the period of enactment.

Uncertain Tax Positions
Changes in our unrecognized tax positions consisted of the following:

	2018	2017	2016
Beginning balance	$59	$70	$94
Increase based on tax positions related to the current year	2	7	5
Increase based on tax positions related to prior years	2	—	—
Decrease based on tax positions related to prior years	—	(15)	(23)
Decrease related to settlements with taxing authorities	—	1	—
Decrease due to lapse of statute of limitations	(23)	(4)	(6)
Ending balance	$40	$59	$70
Included in the balance of unrecognized tax benefits as of the fiscal year end 2018, 2017 and 2016 are tax positions, net of tax, of $23, $33 and $34, respectively, which would reduce our effective tax rate if recognized in future periods.
Because existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months, and since we are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount or range of such change cannot be made at this time. However, we do not expect the change, if any, to have a material effect on our Consolidated Balance Sheets, Statement of Operations, or Statement Cash Flows within the next 12 months.
We recognized interest expense (income) of $0, $3 and $(1) in fiscal 2018, 2017 and 2016, respectively, from continuing operations within Interest expense, net in the Consolidated Statements of Operations. No penalty expense has been recognized from continuing operations within Selling and administrative expenses in fiscal 2018, 2017 and 2016 in the Consolidated Statements of Operations.
At February 24, 2018 and February 25, 2017, we accrued interest of $11 and $11, respectively, related to uncertain tax positions recorded in Other current liabilities, and Long-term tax liabilities in the Consolidated Balance Sheets. At February 24, 2018 and February 25, 2017, we have accrued penalties of $1 and $2, respectively, related to uncertain tax positions recorded in Long-term tax liabilities in the Consolidated Balance Sheets.
We are currently under examination or other methods of review in several tax jurisdictions and remain subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and Supervalu. As of February 24, 2018, we are no longer subject to federal income tax examinations for fiscal years before 2015 and in most states is no longer subject to state income tax examinations for fiscal years before 2008.
NOTE 16—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of February 24, 2018. These guarantees were generally made to support the business growth of Wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to fourteen years, with a weighted average remaining term of approximately eight years. For each guarantee issued, if the Wholesale customer or other third party defaults on a payment, we would be required to make payments under our guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the Wholesale customer.
We review performance risk related to our guarantee obligations based on internal measures of credit performance. As of February 24, 2018, the maximum amount of undiscounted payments we would be required to make in the event of default of all guarantees was $55 ($44 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under our guarantee arrangements as the fair value has been determined to be de minimis.
We are contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. We could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of our lease assignments among third parties, and various other remedies available, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. No amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under our guarantee arrangements as the fair value has been determined to be de minimis.
We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to our commercial contracts, service agreements, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to us and agreements to indemnify officers, directors and employees in the performance of their work. While our aggregate indemnification obligations could result in a material liability, we are not aware of any matters that are expected to result in a material liability. No amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations as the fair value has been determined to be de minimis.
Following the sale of NAI on March 21, 2013, we remain contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees we issued with respect to the obligations of NAI that were incurred while NAI was our subsidiary. As of February 24, 2018, using actuarial estimates as of June 30, 2017, the total undiscounted amount of all such guarantees was estimated at $69 ($62 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie our commitments, we believe that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which we remain contingently liable, we believe that the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Consolidated Balance Sheets for these guarantees as the fair value has been determined to be de minimis.
Agreements with Save-A-Lot and Onex
The Agreement and Plan of Merger pursuant to which we sold the Save-A-Lot business (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, we entered into a Separation Agreement with Moran Foods (the “Separation Agreement”) which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from us. We also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which we are providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. Save-A-Lot paid $30 upon entry into the Services Agreement, which has been credited against fees due under the Services Agreement. The initial annual base charge under the Services Agreement is $30, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While our aggregate indemnification obligations to Save-A-Lot and Onex could result in a material liability, we are not aware of any matters that are expected to result in a material liability. We have recorded the fair value of the guarantee in the Consolidated Balance Sheets.
Agreements with AB Acquisition LLC and Affiliates
In connection with the sale of NAI, we entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”). We are now providing services to NAI and Albertson’s LLC to transition and wind down the TSA. In exchange for these transition and wind down services, we are entitled to receive aggregate fees of $50 that are being paid in eight $6 increments from April 2015 through October 2018. These payments are separate from and incremental to the fixed and variable fees we receive under the TSA. On October 17, 2017, we entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI, other than with respect to certain limited services. We will provide services to Albertson’s LLC for one distribution center until at least October 2018, and NAI may notify us that it requires services for certain stores beyond September 21, 2018. The fees for these extended services, if any, will be the same per-store weekly fee (subject to a minimum fee) and the same weekly fee for the distribution center that Albertson’s LLC and NAI currently pay to us. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. We also agreed that Albertson’s would no longer provide services to us after September 21, 2019. In addition, we operate a distribution center in Lancaster, PA that is owned by NAI. In March 2017, we acquired a distribution center in Harrisburg, PA that will replace the Lancaster facility in fiscal 2019.

Haggen
In connection with Haggen’s bankruptcy process, Haggen has now closed or sold all 164 of its stores. The transition and wind down of the Haggen transition services agreement occurred in the second quarter of fiscal 2017, and we now provide limited services in connection with the wind down of the Haggen estate. We filed approximately $2 of administrative 503(b)(9) priority claims and approximately $8 of unsecured claims with the bankruptcy court, including a number of contingent claims. On September 30, 2016, the bankruptcy court approved settlement agreements resolving our unsecured claims against Haggen. In accordance with the terms of the settlement agreements, we received approximately $3 from Haggen on October 11, 2016, and Haggen is obligated to make further payments of approximately $2 on account of our claims. Pursuant to the settlement agreement, Haggen has agreed not to pursue claw-backs of any transfers made to us. We could be exposed to claims from third parties from which we source products, services, licenses and similar benefits on behalf of Haggen. We have reserved for possible losses related to a portion of these third-party claims. It is reasonably possible that we could experience losses in excess of the amount of such reserves; however, at this time we cannot reasonably estimate a range of such excess losses because of the factual and legal issues related to whether Supervalu would have liability for any such third-party claims, if such third-party claims were asserted against us.
Pursuant to a trade agreement that Unified entered into with Haggen, Haggen paid a substantial portion of Unified’s prepetition receivables in exchange for certain shipping terms from Unified, and Haggen also agreed to stipulate to an allowed administrative 503(b)(9) priority claim for the balance of Unified’s prepetition claim for goods shipped to Haggen. Accordingly, Unified filed a proof of claim asserting an administrative expense priority claim in the amount of $6. Haggen has asserted certain potential offsets to Unified’s priority claim that Unified disputes. Unified also filed a proof of claim against Haggen for breach of contract damages related to the termination of its supply agreement and various ancillary agreements. If allowed, such claim would be treated as a general unsecured claim in the Haggen bankruptcy cases. Relatedly, on September 7, 2016, the Official Committee of Unsecured Creditors (the “Committee”) filed a complaint against Comvest Group Holdings, LLC, the private equity owner of Haggen (“Comvest”), certain of Haggen’s non-debtor affiliates, and certain of their respective officers, directors and managers (collectively the “Defendants”) in the bankruptcy court to recover additional funds for Haggen’s bankruptcy estate for the benefit of creditors, including the potential payment of Unified claims. On December 9, 2016, the Defendants filed their answer to the Committee’s complaint generally denying the allegations asserted therein. The trial concluded in November 2017 and on January 22, 2018, the bankruptcy court ruled in favor of the Defendants on all counts dismissing the Committee’s complaint. On February 2, 2018, the Committee filed a Notice of Appeal and subsequently filed a Statement of Issues on Appeal challenging the bankruptcy court’s ruling with respect to the Committee’s recharacterization claim. Absent a successful appeal, it is our understanding that the Haggen estate will not have sufficient assets to pay administrative expense priority claims in full, including our and Unified’s 503(b)(9) priority claims, or to pay any amounts for general unsecured claims.
Information Technology Intrusions
Computer Network Intrusions - In fiscal 2015, we announced we had experienced two separate criminal intrusions into the portion of our computer network that processes payment card transactions for some of our owned and franchised retail stores, including some of our associated stand-alone liquor stores.
Some stores owned and operated by Albertson’s LLC and NAI experienced related criminal intrusions. We provide information technology services to these Albertson’s LLC and NAI stores pursuant to the TSA. We believe that any losses incurred by Albertson’s LLC or NAI as a result of the intrusions affecting their stores would not be our responsibility.
Investigations and Proceedings - As a result of the criminal intrusions, the payment card brands conducted investigations and, although our network has previously been found to be compliant with applicable data security standards, the forensic investigator working on behalf of the payment card brands concluded that we were not in compliance at the time of the intrusions and that the alleged non-compliance caused at least some portion of the compromise of payment card data that allegedly occurred during the intrusions. On August 1, 2016, MasterCard provided notice of its assessment of non-ordinary course expenses and incremental counterfeit fraud losses allegedly incurred by it or its issuers as a result of the criminal intrusions. On September 1, 2016, we submitted an appeal of the assessment to MasterCard and on December 5, 2016, MasterCard denied the appeal and imposed a reduced assessment. On January 2, 2018, Visa provided notice of its assessment of operating expense and incremental counterfeit fraud losses allegedly incurred by it or its issuers as a result of the criminal intrusions. The other payment card brands may also allege that we were not compliant with the applicable data security standards at the time of the intrusions and that such alleged non-compliance caused the compromise of payment card data during the intrusions. We believe these payment card brands may also make claims against us for non-ordinary course operating expenses and incremental counterfeit fraud losses allegedly incurred by them or their issuers by reason of the intrusions and we expect to dispute those claims. While we do not believe that a loss is probable by reason of these as yet unasserted claims, we believe that a loss in connection with these claims, should they be asserted, is reasonably possible; however, at this time we cannot reasonably estimate a range of possible losses because the payment card brands have not alleged what payment cards they consider to have been compromised, what data from those cards they consider to have been compromised, or the amount of their and/or their issuers’ claimed losses. Similar to the assessments imposed by MasterCard and Visa, we do not currently believe that any amount that may be paid for other payment card brand claims that might be asserted will be material to our consolidated results of operations, cash flows or financial condition.
On October 23, 2015, we received a letter from a multistate group of Attorneys General seeking information regarding the intrusions. We are cooperating with the request. To date, no claims have been asserted against us related to this inquiry. If any claims are asserted, we expect to dispute those claims.
As discussed in more detail below in this Note 16 under Legal Proceedings, four class action complaints related to the intrusions have been filed against us and consolidated into one action and are currently on appeal after being dismissed. As indicated below, we believe that the likelihood of a material loss from the four class actions is remote. It is possible that other similar complaints by consumers, banks or others may be filed against us in connection with the intrusions.
Insurance Coverage and Expenses - We had $50 of cyber threat insurance above a per incident deductible of $1 at the time of the intrusions, which we believe should mitigate the financial effect of these intrusions, including claims made or that might be made against us based on these intrusions. We now maintain $90 of cyber threat insurance above a per incident deductible of approximately $3, in each case subject to certain sublimits.
Other Contractual Commitments
In the ordinary course of business, we enter into supply contracts to purchase products for resale and purchase, and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 24, 2018, we had approximately $391 of non-cancelable future purchase obligations.
Legal Proceedings
We are subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently-available facts, the likelihood that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on our overall results of operations, cash flows or financial position is remote.
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against us alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, we purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain of our assets to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints alleged that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that we and C&S purchased from each other. Plaintiffs are divided into Midwest plaintiffs and a New England plaintiff and are seeking monetary damages, injunctive relief and attorney’s fees. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting Midwest plaintiffs’ request to seek class certification for certain Midwest Distribution Centers and denying New England plaintiff’s request to add an additional New England plaintiff and denying plaintiff’s request to seek class certification for a group of New England retailers. In September 2015, the New England plaintiff appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers and the hearing before the 8th Circuit occurred on May 17, 2016. On September 7, 2016, the District Court granted Midwest plaintiffs’ motion to certify five Midwest distribution center classes, only one of which sued us (the non-arbitration Champaign distribution center class). On March 1, 2017, the 8th Circuit denied the New England plaintiff’s appeals seeking to join an additional New England plaintiff and the appeal seeking the ability to move for class certification of a smaller New England class. At a mediation on May 25, 2017, we reached a settlement with the non-arbitration Champaign distribution center class, which is the one Midwest class suing us. We and the Midwest plaintiffs have entered into a settlement agreement and the court granted final approval of the settlement on November 17, 2017. The material terms of the settlement include: (1) denial of wrongdoing and liability by us; (2) release of all Midwest plaintiffs’ claims against us related to the allegations and transactions at issue in the litigation that were raised or could have been raised by the non-arbitration Champaign distribution center class; and (3) payment by us of $9. There is no contribution between us and C&S, and C&S did not settle the claims alleged against it and on April 19, 2018, a jury returned a verdict in favor of C&S determining that there was no conspiracy between Supervalu and C&S to restrain trade. The New England plaintiff is not a party to the settlement and is pursuing its individual claims and potential class action claims against us, which at this time are determined as remote. On

February 15, 2018, we filed a summary judgment and Daubert motion and the New England plaintiff filed a motion for class certification. The hearing on the motions is scheduled for May 16, 2018.
In August and November 2014, four class action complaints were filed against us relating to the criminal intrusions into our computer network that we announced in fiscal 2015 (the “Criminal Intrusion”). The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. We filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court’s dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and we filed our response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs’ motion to vacate the District Court’s dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, we filed a cross-appeal to preserve our additional arguments for dismissal of the plaintiffs’ complaint. On August 30, 2017, the 8th Circuit affirmed the dismissal for 14 out of the 15 plaintiffs finding they had no standing. The 8th Circuit did not consider our cross-appeal and remanded the case back for consideration of our additional arguments for dismissal against the one remaining plaintiff. On October 30, 2017, we filed our motion to dismiss the remaining plaintiff and on November 7, 2017, the plaintiff filed a motion to amend its complaint. The Court held a hearing on the motions on December 14, 2017, and on March 7, 2018, the District Court denied plaintiff’s motion to amend and granted our motion to dismiss. On March 14, 2018, plaintiff appealed to the 8th Circuit.
On June 30, 2015, we received a letter from the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) seeking documents and information regarding our HIPAA breach notification and reporting from 2009 to the present. The letter indicates that the OCR Midwest Region is doing a compliance review of our alleged failure to report small breaches of protected health information related to our pharmacy operations (e.g., any incident involving less than 500 individuals). On September 4, 2015, we submitted our response to OCR’s letter. While we do not believe that a loss is probable by reason of the compliance review, we believe that a loss is reasonably possible; however, at this time we cannot estimate a range of possible losses because the OCR’s review is at the early stages and we do not know if OCR will find a violation(s) and, if so, what violation(s) and whether OCR will proceed with corrective action, issuance of penalties or monetary settlement. The potential penalties related to the issues being investigated are up to $50 thousand per violation (which can be counted per day) with a $1.5 per calendar year maximum for multiple violations of a single provision (with the potential for finding violations of multiple provisions each with a separate $1.5 per calendar year maximum); however, as noted above, any actual penalties will be determined only after consideration by OCR of various factors, including the nature of any violation, remedial actions taken by us and other factors determined relevant by OCR.
On September 21, 2016, our Farm Fresh retail banner, classified as discontinued operations, received an administrative subpoena issued by the Drug Enforcement Administration (“DEA”). In addition to requesting information on Farm Fresh’s pharmacy policies and procedures generally, the subpoena also requested the production of documents that are required to be kept and maintained by Farm Fresh pursuant to the Controlled Substances Act and its implementing regulations. On November 23, 2016, Farm Fresh responded to the subpoena and is cooperating fully with DEA’s additional requests for information. On February 8, 2018, Farm Fresh received a letter from the US Attorney’s Office asserting violations of the Controlled Substances Act and the potential for penalties. Farm Fresh’s response to the alleged violations is due April 30, 2018. In March 2018, representatives for Farm Fresh engaged in discussions with representatives for the DEA and the US Attorney’s Office. We believe that a settlement of the matter is probable. We do not have a best estimate in the range of probable settlement amounts as the discussions with the DEA and US Attorney’s Office are preliminary and we do not know the amount of monetary penalties, if any, the DEA or US Attorney’s Office may seek. We have therefore accrued for the reasonably estimated loss within discontinued operations based on the low end of the range of probable settlement amounts based on information available to us at this time. Furthermore, we believe that a monetary loss in excess of the probable settlement amounts is reasonably possible, but cannot estimate the amount of any such loss for the reasons stated above.
Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. We regularly monitor our exposure to the loss contingencies associated with these matters and may from time to time change our predictions with respect to outcomes and estimates with respect to related costs and exposures.
With respect to the C&S, Criminal Intrusion and OCR matters discussed above, we believe the chance of a material loss is remote. It is possible, although management believes that the likelihood is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 17—SEGMENT INFORMATION
Our operating segments reflect the manner in which our business is managed, resources are allocated, and internal performance is assessed. Our chief operating decision maker is the Chief Executive Officer.
We offer a wide variety of grocery products, general merchandise and health and beauty care, pharmacy, fuel and other items and services. Our business is classified into two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. Reportable segments are reviewed on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred.
The Wholesale reportable segment derives revenues from wholesale distribution and services to retail food stores and other customers (collectively referred to as “Wholesale customers”). The Retail reportable segment derives revenues from the sale of groceries and other products at retail locations operated by us. Substantially all of our operations are domestic.
We offer a wide variety of nationally advertised brand name and private-label products, primarily including grocery (both perishable and nonperishable), general merchandise and health and beauty care, pharmacy and fuel, which are sold through our Wholesale segment to Wholesale customers and through our Retail segment in owned and franchised retail stores to shoppers. The following table provides additional detail on the amounts and percentages of Net sales for each group of similar products sold in our Wholesale and Retail segments, and service agreement revenue in Corporate:

	2018		2017		2016
Wholesale:
Nonperishable grocery products(1)	$7,634	54%	$5,579	52%	$5,753	51%
Perishable grocery products(2)	3,241	23	1,969	18	2,025	18
Services to Wholesale customers and other	179	1	157	1	157	1
	11,054	78%	7,705	71%	7,935	70%
Retail:
Nonperishable grocery products(1)	$1,612	12%	$1,663	15%	$1,731	15%
Perishable grocery products(2)	1,002	7	1,026	9	1,072	10
Pharmacy products	302	2	312	3	316	3
Other	27	—	27	—	26	—
	2,943	21%	3,028	27%	3,145	28%
Corporate:
Services agreement revenue	$160	1%	$179	2%	$203	2%
Net sales	$14,157	100%	$10,912	100%	$11,283	100%

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
Summary operating results by reportable segment consisted of the following:

	2018
	Wholesale	Retail	Corporate	Total
Net sales	$11,054	$2,943	$160	$14,157
Cost of sales	10,591	2,115	—	12,706
Gross profit	463	828	160	1,451
Selling and administrative expenses	237	841	180	1,258
Operating earnings (loss)	$226	$(13)	$(20)	$193
Interest expense, net				132
Equity in earnings of unconsolidated affiliates				(16)
Earnings from continuing operations before income taxes				$77
Depreciation and amortization	$84	$100	$13	$197
Capital expenditures	$207	$70	$—	$277
Identifiable assets	$3,343	$823	$7	$4,173

	2017
	Wholesale	Retail	Corporate	Total
Net sales	$7,705	$3,028	$179	$10,912
Cost of sales	7,350	2,167	—	9,517
Gross profit	355	861	179	1,395
Selling and administrative expenses	130	851	206	1,187
Goodwill impairment charge	—	13	—	13
Operating earnings (loss)	$225	$(3)	$(27)	$195
Interest expense, net				180
Equity in earnings of unconsolidated affiliates				(5)
Earnings from continuing operations before income taxes				$20
Depreciation and amortization	$54	$108	$11	$173
Capital expenditures	$85	$83	$—	$168
Identifiable assets	$2,182	$829	$297	$3,308

	2016
	Wholesale	Retail	Corporate	Total
Net sales	$7,935	$3,145	$203	$11,283
Cost of sales	7,564	2,248	—	9,812
Gross profit	371	897	203	1,471
Selling and administrative expenses	147	831	246	1,224
Intangible asset impairment charge	6	—	—	6
Operating earnings (loss)	$218	$66	$(43)	$241
Interest expense, net				193
Equity in earnings of unconsolidated affiliates				(5)
Earnings from continuing operations before income taxes				$53
Depreciation and amortization	$49	$114	$12	$175
Capital expenditures	$88	$74	$—	$162
Identifiable assets	$2,203	$874	$9	$3,086
NOTE 18—DISCONTINUED OPERATIONS
During the fourth quarter of fiscal 2018, we announced that we are pursuing the sale of certain of our corporately owned and operated retail operations consisting of Farm Fresh, Shop ‘n Save, and Shop ‘n Save East. The results of operations, financial position and cash flows of these banners have been presented as discontinued operations and the related assets and liabilities have been reclassified as held-for-sale for all periods presented. These three retail banners were previously separate components included in our Retail reporting segment. We entered into agreements to sell a majority of our Farm Fresh retail stores and pharmacy assets for a total of $53 in March 2018.

During the third quarter of fiscal 2017, we determined the Save-A-Lot business met the criteria to be held-for-sale and classified as a discontinued operation. The Save-A-Lot business was previously disclosed as a separate reporting segment. The assets, liabilities, operating results, and cash flows of the Save-A-Lot business have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented in a manner consistent with the SAL Merger Agreement and the Separation Agreement. In addition, discontinued operations include the results of operations and cash flows attributed to the assets and liabilities of the NAI business.
Results of Discontinued Operations
Operating results of discontinued operations are summarized below:

	2018	2017	2016
Net sales	$1,522	$5,097	$6,245
Cost of sales	1,141	4,145	5,132
Gross profit	381	952	1,113
Selling and administrative expenses	409	854	909
Goodwill impairment charge	—	39	—
Gain on sale	—	(637)	—
Operating (loss) earnings	(28)	696	204
Interest expense (income), net	—	(4)	(5)
(Loss) earnings from discontinued operations before income taxes	(28)	700	209
Income tax (benefit) provision	(25)	81	72
(Loss) income from discontinued operations, net of tax	$(3)	$619	$137

The carrying amounts of major classes of assets and liabilities that were classified as held-for-sale on the Consolidated Balance Sheets were as follows:

	February 24, 2018	February 25, 2017
Current assets
Cash and cash equivalents	$7	$5
Receivables, net	8	10
Inventories, net	109	119
Other current assets	6	4
Total current assets of discontinued operations	130	138
Long-term assets
Property, plant and equipment, net	74	128
Intangible assets, net	1	2
Deferred tax assets	8	2
Other assets	1	2
Total long-term assets of discontinued operations	84	134
Total assets held for sale	$214	$272

Current liabilities
Accounts payable	$51	$59
Accrued vacation, compensation and benefits	20	18
Current maturities of capital lease obligations	2	2
Other current liabilities	9	10
Total current liabilities of discontinued operations	82	89
Long-term liabilities
Long-term capital lease obligations	14	17
Other long-term liabilities	3	—
Total long-term liabilities of discontinued operations	17	17
Total liabilities of discontinued operations	99	106
Net assets of discontinued operations	$115	$166
Gain on Save-A-Lot Sale
The following table provides the composition of the gain on the sale of Save-A-Lot:

2017
Purchase price	$1,304
Disposed of balance sheet assets and liabilities, net	(635)
Transaction costs and other	(32)
Pre-tax gain on sale	637
Income tax provision	(60)
After-tax gain on sale	$577
Income taxes on the gain were recorded at a significantly reduced effective rate due to the anticipated utilization of capital loss carryforwards and the release of valuation allowances of approximately $244. Income tax on the gain on sale of Save-A-Lot was paid in fiscal 2018.

Goodwill and Long-Lived Asset Impairment Charges
Prior to the classification of the Save-A-Lot business as held-for-sale, we assessed the carrying value of the Save-A-Lot business for impairment in accordance with GAAP to determine if the carrying value of the Save-A-Lot assets exceeded their estimated fair value, prior to measuring the held-for-sale business at fair value less cost to sell. The carrying value of the total net assets of the Save-A-Lot reporting units were compared to their estimated fair value based on the proceeds expected to be received pursuant to the SAL Merger Agreement. Our review of goodwill indicated that the estimated fair value of the Save-A-Lot licensee distribution reporting unit was in excess of its carrying value, but that the carrying value of the Save-A-Lot corporate stores reporting unit exceeded its estimated fair value. We recorded a non-cash goodwill impairment charge of $37 before tax during the third quarter of fiscal 2017, which was included as a component of (Loss) income from discontinued operations, net of tax, resulting from a decline in discounted cash flows under the income approach and indicated reporting unit fair values under the market approach. Additionally, in fiscal 2017 we conducted an impairment review of the remaining carrying value of our reporting units due to declines in sales and cash flows within Retail. As a result, we recorded an additional non-cash goodwill impairment charge of $2, which was allocated to Retail banners classified as discontinued operations as of February 24, 2018. The calculation of the impairment charge contains significant judgments and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.
In fiscal 2018, two retail asset groups, which consisted of two separate retail banners, indicated a decline in their results of operations and the cash flow projections of these two retail asset groups declined compared to prior projections. As a result, the two retail asset groups were selected for an undiscounted cash flow review. Both of these retail asset groups failed the long-lived asset recoverability test. Accordingly, a fair value assessment using the income approach was performed over each retail group’s long-lived assets. The carrying value of both asset groups exceeded the estimated fair value and were reduced to the lower of the carrying value or fair value, resulting in an impairment charge of $47, within Selling and administrative expenses of discontinued operations.
In fiscal 2017, one retail asset group indicated a decline in their results of operations and the cash flow projections declined compared to prior projections. As a result, the retail asset group was selected for an undiscounted cash flow review. The retail asset group failed the long-lived asset recoverability test. Accordingly, a fair value assessment using the income approach was performed over the retail asset group’s long-lived assets. The carrying value of the assets within this asset group exceeded the estimated fair value and was reduced until all long-lived assets were recorded at the lower of their carrying value or fair value, resulting in an impairment charge of $41 within Selling and administrative expenses of discontinued operations.
Multiemployer Plans
We contributed $6 for each fiscal year 2018, 2017 and 2016, respectively, to multiemployer pension plans included in discontinued operations. We contributed $2 for each fiscal year 2018, 2017 and 2016, respectively to Central States Southeast and Southwest Areas Pension Fund.  See Note 11—Benefit Plans, for additional information regarding this plan.
NOTE 19—SUBSEQUENT EVENTS
Sale Leaseback Transaction
On April 23, 2018, we entered into a series of agreements to sell eight of our distribution centers for an aggregate purchase price, excluding costs and taxes, of approximately $483. The estimated after-tax net proceeds are expected to be approximately $445. We intend to use the net proceeds to pay down outstanding debt. Subject to customary closing conditions, upon closing of the sale of the properties, we will enter into lease agreements for each of the properties for initial terms of 20 years with five five-year renewal options, that are expected to qualify for sale-leaseback accounting and be classified as operating leases. Any gain on the sale of these properties will be deferred and amortized over the term of the leases. The aggregate initial annual rent payment for the eight properties is expected to be approximately $31, with scheduled rent increases occurring generally over the initial 20-year term. Of these eight transactions, which are subject to closing conditions, seven are expected to be completed during the first quarter and one is expected to be completed in the third quarter of fiscal 2019. Separate from this sale leaseback transaction, we also entered into an agreement to sell one distribution center. Subject to closing conditions, upon closing of this sale we would enter into a shorter-term lease for the facility.

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(In millions, except per share data)
Unaudited quarterly financial information for SUPERVALU INC. and its subsidiaries is as follows:

	2018
	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (12 weeks)	Fiscal Year (52 weeks)
Net sales	$3,517	$3,449	$3,597	$3,594	$14,157
Gross profit	$431	$340	$324	$356	$1,451
Net earnings (loss) attributable to SUPERVALU INC.	$11	$(25)	$26	$33	$45
Net earnings (loss) per share attributable to SUPERVALU INC.—diluted	$0.30	$(0.66)	$0.67	$0.86	$1.18
Weighted average shares—diluted	38	38	38	38	38

	2017
	First (16 weeks)	Second (12 weeks)	Third (12 weeks)	Fourth (12 weeks)	Fiscal Year (52 weeks)
Net sales	$3,293	$2,461	$2,629	$2,529	$10,912
Gross profit	$432	$310	$315	$338	$1,395
Net earnings (loss) attributable to SUPERVALU INC.	$46	$31	$(26)	$599	$650
Net earnings (loss) per share attributable to SUPERVALU INC.—diluted	$1.20	$0.81	$(0.70)	$15.61	$17.00
Weighted average shares—diluted	38	38	38	38	38

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Supervalu carried out an evaluation, under the supervision and with the participation of Supervalu’s management, including Supervalu’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of Supervalu’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 24, 2018, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 24, 2018, Supervalu’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Supervalu in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to Supervalu’s management, including Supervalu’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Management assessed the design and effectiveness of Supervalu’s internal control over financial reporting as of February 24, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment under the framework in Internal Control - Integrated Framework (2013), as of February 24, 2018, Supervalu’s internal control over financial reporting is effective.
In conducting its assessment of the effectiveness of our internal control over financial reporting, management has excluded Unified Grocers, Inc. (“Unified”) which was acquired on June 23, 2017 and Associated Grocers of Florida, Inc. (“AG Florida”), which was acquired on December 8, 2017, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. Unified’s and AG Florida’s total assets constituted $477 million and total revenues of $2,624 million included in the Consolidated Financial Statements as of and for the fiscal year ended February 24, 2018.
The effectiveness of Supervalu’s internal control over financial reporting as of February 24, 2018 has been audited by KPMG LLP, Supervalu’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of Supervalu’s internal control over financial reporting as of February 24, 2018.

Changes in Internal Control Over Financial Reporting
On June 23, 2017, Supervalu completed its acquisition of Unified and on December 8, 2017, Supervalu completed its acquisition of AG Florida. See Note 2—Business and Asset Acquisitions, to the Consolidated Financial Statements in Part I, Item 8 of this Form 10-K for further detail of the transactions. Management continues to evaluate the internal controls and procedures of Unified and AG Florida. Management is currently in the process of assessing Unified’s and AG Florida’s material internal controls over financial reporting. Other than in connection with these acquisitions, there have not been any changes in Supervalu’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 24, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

Sale-Leaseback Agreements
On April 23, 2018, SUPERVALU INC. and certain of its wholly-owned subsidiaries (each, a “Lessee” and collectively, the “Lessees”) entered into a series of agreements (the “Sale Leaseback”) to sell, for an aggregate cash purchase price of approximately $483 (the “Purchase Price”), certain of our real estate consisting of eight distribution centers (collectively, the “Real Estate”) to CF Grocery Distribution Propco LLC (“Buyer”). Upon consummation of the sales, the Real Estate will simultaneously be leased back to the Lessees. The consummation of the transactions under the Sale Leaseback, including payment of the Purchase Price, is expected to occur in May 2018 for seven of the distribution centers and by October 2018 for one of the distribution centers, in each case subject to the terms and conditions of the applicable Purchase Agreement (as defined below) and satisfaction of certain closing conditions described therein. In addition, Buyer has agreed to fund an expansion at our distribution center in Harrisburg, PA, one of the facilities included in the Sale Leaseback, for an estimated cost of $20.
The material documentation for the Sale Leaseback includes (i) three (3) purchase and sale agreements (each, a “Purchase Agreement” and collectively, the “Purchase Agreements”), each between Buyer and one or more of the Lessees, (ii) a lease agreement for each distribution center (each, a “Lease” and together, the “Leases”), each between Buyer and the applicable Lessee, and (iii) one or more guaranties by Supervalu in favor of Buyer securing the obligations of the Lessees under each of the Leases (each, a “Guaranty” and together, the “Guaranties”). The Purchase Agreements are dated April 23, 2018. The Leases and the Guaranties will be executed on the applicable date that the Sale Leasebacks are consummated and the Real Estate is conveyed to the Buyer pursuant to the terms, and subject to the closing conditions, of the Purchase Agreements.
Buyer will lease back the Real Estate to the relevant Lessee for an initial term of 20 years pursuant to the Leases in exchange for rental payments (the “Lease Payments”) to be made by the Lessees to Buyer pursuant to the terms of the applicable Lease (as defined below). At the end of the initial term of each Lease, the relevant Lessee may elect to extend the term of its Lease for up to five additional periods of five years each. Pursuant to the Guaranties, Supervalu will guaranty each of the Lessees’ payment and performance obligations under the Leases. The aggregate amount of Lease Payments for the first year of the term of the Leases is approximately $31.
The material agreements contain affirmative and restrictive covenants customary for transactions of this type. Buyer will be entitled to terminate a Lease upon certain customary enumerated events of default, including (i) a payment default or (ii) failure by Lessee to perform its other obligations under the applicable Lease, in each case following customary notice and cure periods.
The form of Purchase Agreement is filed herewith as Exhibit 10.49 to this Form 10-K and incorporated by reference, and the forms of Lease and Guaranty are filed as exhibits thereto.
Fiscal 2019 Long-Term Incentive Plan
On April 19, 2018, the Leadership Development and Compensation Committee (the “LDCC”) of the Board of Directors of Supervalu approved or, in the case of awards for Mr. Gross, the LDCC recommended and on April 20, 2018 the independent members of the Board of Directors of Supervalu ratified, changes to Supervalu’s long-term incentive compensation plan and awards for the Company’s named executive officers. Under Supervalu’s long-term incentive compensation plan for fiscal 2019, all equity awards to the named executive officers are in the form of performance share units (“PSUs”) granted under the Supervalu Inc. 2012 Stock Plan. Approximately half of each named executive officer’s PSU award will be earned based on achievement of three strategic metrics and were granted pursuant to the form Performance Share Unit Award Agreement filed as Exhibit 10.4 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2016. The remaining portion of each named executive officer’s PSU award will be earned based on the achievement of certain Supervalu stock price performance levels and were granted pursuant to a new form Performance Share Unit Award Agreement which is attached as Exhibit 10.32 to this Form 10-K and incorporated by reference.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 Annual Meeting of Stockholders under the heading “Committees of the Board of Directors—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of Supervalu Inc.” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1).”
We have adopted a code of ethics called the Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions and all other employees, and a Code of Business Conduct and Ethics that applies to our directors. The Codes are posted on our website (www.supervalu.com). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to Supervalu’s principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, by posting such information on our website at the address specified above.
Our Governance Principles and charters for each Committee of our Board of Directors are also available on our website. The Codes, Governance Principles and charters are also available in print to any stockholder who submits a request to: Corporate Secretary, SUPERVALU INC., P.O. Box 990, Minneapolis, Minnesota 55440.
Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 Annual Meeting of Stockholders under the headings “Board Practices—Compensation Risk Assessment,” “Director Compensation,” “Committees of the Board of Directors—Leadership Development and Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of the Leadership Development and Compensation Committee.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”
The following table sets forth information as of February 24, 2018 about our common stock that may be issued under all of our equity compensation plans:

Equity Compensation Plan Information

(shares not in millions) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,709,961	$44.15	3,864,479	(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	1,709,961	$44.15	3,864,479	(2)

(1)	Includes Supervalu’s 2012 Stock Plan and Supervalu’s Director’s Deferred Compensation Plan.

(2)
Consists of 3,568,295 shares available for issuance under the 2012 Stock Plan and 296,184 shares available for issuance under the Director’s Deferred Compensation Plan. The 2012 Stock Plan provides that any shares subject to awards under the 2007 Stock Plan as of May 23, 2016 that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of such awards to the extent they are exercised for or settled in vested and non-forfeitable shares) are added to the 2012 Stock Plan reserve for issuance. The 3,568,295 shares available for issuance under the 2012 Stock Plan includes 366,114 shares that have been added from awards that had been outstanding under the 2007 Stock Plan as of May 23, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13, as to director independence, is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 Annual Meeting of Stockholders under the heading “Board Practices—Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 Annual Meeting of Stockholders under the heading “Board Practices—Policy and Procedures Regarding Transactions with Related Persons.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm’s Fees.”

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

2.4
Agreement and Plan of Merger, dated as of October 16, 2016, by and among Smith Acquisition Corp, Smith Merger Sub Corp, Moran Foods, LLC and SUPERVALU INC., is incorporated herein by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on October 17, 2016 (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.)

2.5
Separation Agreement, dated as of October 16, 2016, by and among SUPERVALU INC. and Moran Foods, LLC, is incorporated herein by reference to Exhibit 2.2 to Supervalu’s Current Report on Form 8-K filed with the SEC on October 17, 2016 (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.)

2.6
Agreement and Plan of Merger, dated as of April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and West Acquisition Corporation, is incorporated herein by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on April 11, 2017 (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.)

2.7
Agreement and Plan of Merger, dated as of October 17, 2017, by and among SUPERVALU INC., Gator Merger Sub Inc. and Associated Grocers of Florida, Inc., is incorporated herein by reference to Exhibit 2.1 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended September 9, 2017 (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.)

	(3)	Articles of Incorporation and Bylaws:

		3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 18, 2012.

		3.2	Certificate of Amendment to the Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 20, 2017.

3.3
Amended and Restated Bylaws of SUPERVALU INC., effective January 18, 2017, are incorporated herein by reference to Exhibit 3.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on January 23, 2017.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of July 1, 1987, between SUPERVALU INC. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, is filed herewith.

4.2
First Supplemental Indenture, dated as of August 1, 1990, between SUPERVALU INC. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, to Indenture, dated as of July 1, 1987, between Supervalu and Deutsche Bank Trust Company Americas, as Trustee, is filed herewith.

4.3
Second Supplemental Indenture, dated as of October 1, 1992, between SUPERVALU INC. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, to Indenture, dated as of July 1, 1987, between Supervalu and Deutsche Bank Trust Company Americas, as Trustee, is filed herewith.

4.4
Third Supplemental Indenture, dated as of September 1, 1995, between SUPERVALU INC. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, to Indenture, dated as of July 1, 1987, between Supervalu and Deutsche Bank Trust Company Americas, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

4.5
Fourth Supplemental Indenture, dated as of August 4, 1999, between SUPERVALU INC. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, to Indenture, dated as of July 1, 1987, between Supervalu and Deutsche Bank Trust Company Americas, as Trustee, is incorporated herein by reference to Exhibit 4.2 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended September 11, 1999.

4.6
Fifth Supplemental Indenture, dated as of September 17, 1999, between SUPERVALU INC. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, to Indenture, dated as of July 1, 1987, between Supervalu and Deutsche Bank Trust Company Americas, as Trustee, is incorporated herein by reference to Exhibit 4.3 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended September 11, 1999.

4.7
Officers’ Certificate and Authentication Order, dated May 7, 2009, for the 8.000% Senior Notes due 2016 (which includes the form of Note) issued pursuant to the Indenture, dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture, dated as of August 1, 1990, the Second Supplemental Indenture, dated as of October 1, 1992, the Third Supplemental Indenture, dated as of September 1, 1995, the Fourth Supplemental Indenture, dated as of August 4, 1999, and the Fifth Supplemental Indenture, dated as of September 17, 1999, each between SUPERVALU INC. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, is incorporated herein by reference to Exhibit 4.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on May 7, 2009.

4.8
Officers’ Certificate and Authentication Order, dated May 21, 2013, for the 6.750% Senior Notes due 2021 (which includes the form of Note) issued pursuant to the Indenture, dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture, dated as of August 1, 1990, the Second Supplemental Indenture, dated as of October 1, 1992, the Third Supplemental Indenture, dated as of September 1, 1995, the Fourth Supplemental Indenture, dated as of August 4, 1999, and the Fifth Supplemental Indenture, dated as of September 17, 1999, each between SUPERVALU INC. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, is incorporated herein by reference to Exhibit 4.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on May 21, 2013.

4.9
Officers’ Certificate and Authentication Order, dated November 14, 2014, for the 7.750% Senior Notes due 2022 (which includes the form of Note) issued pursuant to the Indenture, dated as of July 1, 1987, as amended and supplemented by the First Supplemental Indenture, dated as of August 1, 1990, the Second Supplemental Indenture, dated as of October 1, 1992, the Third Supplemental Indenture, dated as of September 1, 1995, the Fourth Supplemental Indenture, dated as of August 4, 1999, and the Fifth Supplemental Indenture, dated as of September 17, 1999, each between SUPERVALU INC. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, is incorporated herein by reference to Exhibit 4.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on November 14, 2014.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to Supervalu and its subsidiaries are not filed and, in lieu thereof, Supervalu agrees to furnish copies thereof to the SEC upon request.

(10)	Material Contracts:

	10.1	SUPERVALU INC. Excess Benefits Plan (1989 Restatement), as amended, is filed herewith.*

	10.2	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to Supervalu’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.3
SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to Supervalu’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.4
SUPERVALU INC. Executive Deferred Compensation Plan (2008 Statement) is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008.*

10.5
Form of Agreement used in connection with Supervalu’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)i. to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended September 12, 1998.*

10.6
SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to Supervalu’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.7
SUPERVALU INC. Directors’ Deferred Compensation Plan (2009 Statement), as amended, is incorporated herein by reference to Exhibit 10.7 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

	10.8	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to Supervalu’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.9
SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to Supervalu’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.10
Amended and Restated SUPERVALU INC. Grantor Trust, dated as of May 1, 2002, is incorporated herein by reference to Exhibit 10.3 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002.*

	10.11	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to Supervalu’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.12
Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.3 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended September 11, 2010.*

10.13
First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.14
Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

	10.15	Third Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, effective January 1, 2003, is filed herewith.*

10.16
Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

	10.17	Form of Change of Control Severance Agreement, as amended, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2009.*

	10.18	Form of Change of Control Severance Agreement is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on November 22, 2013.*

	10.19	SUPERVALU INC. Executive & Officer Severance Pay Plan, as amended and restated April 20, 2018, is filed herewith.*

10.20	Summary of Non-Employee Director Compensation is incorporated herein by reference to Exhibit 10.33 to Supervalu’s Annual Report on Form 10-K for the year ended February 28, 2015.*

10.21	SUPERVALU INC. 2012 Stock Plan (As Amended July 20, 2016), is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 22, 2016.*

10.22	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.23
SUPERVALU INC. 2012 Stock Plan Form of Stock Option Terms and Conditions (For Employees) is incorporated herein by reference to Exhibit 10.3 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 18, 2012.*

10.24
SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Employees) adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.2 to Supervalu’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.25
SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement and Terms and Conditions (Directors) adopted May 6, 2013 is incorporated herein by reference to Exhibit 10.3 to Supervalu’s Current Report on Form 8-K filed with the SEC on May 8, 2013.*

10.26	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2014.*

10.27	SUPERVALU INC. 2012 Stock Plan Form of Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2015.*

10.28
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.2 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2015.*

10.29
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Stock-Settled) is incorporated herein by reference to Exhibit 10.3 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2015.*

10.30
SUPERVALU INC. 2012 Stock Plan Form of Restricted Stock Unit Award Agreement (Cash Settled) is incorporated herein by reference to Exhibit 10.70 to Supervalu’s Annual Report on Form 10-K for the year ended February 28, 2015.

10.31
SUPERVALU INC. 2012 Stock Plan Revised Form of Performance Share Unit Award Agreement is incorporated herein by reference to Exhibit 10.4 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2016.*

10.32	SUPERVALU INC. 2012 Stock Plan Form of Performance Share Unit Award Agreement is filed herewith.*

10.33
Trust Agreement Amendment, dated January 9, 2013, by and between SUPERVALU INC. and Wells Fargo Bank N.A., as Trustee and Successor to Wells Fargo Bank of Minnesota, N.A., is incorporated herein by reference to Exhibit 10.4 to Supervalu’s Current Report on Form 8-K filed with the SEC on January 14, 2013.*

10.34
Form of Retention Agreement, dated as of July 16, 2012, between SUPERVALU INC. and certain key employees, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2012.

10.35
Amended and Restated Credit Agreement, dated March 21, 2013, among SUPERVALU INC., as Lead Borrower, the subsidiaries of Supervalu named as borrowers therein, the subsidiaries of Supervalu named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and LC Issuer, certain other lenders party thereto, as LC Issuers, and the lenders party thereto, U.S. Bank, National Association and Rabobank Nederland, New York Branch, as Co-Syndication Agents, Wells Fargo Bank, National Association, as collateral agent, Goldman Sachs Bank USA, Credit Suisse AG, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Bank of America, N.A., as Co-Documentation Agents, BMO Harris Bank N.A., RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., Regions Bank and Union Bank, N.A., as Senior Managing Agents, and Wells Fargo Bank, National Association, U.S. Bank, National Association, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Rabobank Nederland, New York Branch and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, is incorporated herein by reference to Exhibit 10.3 to Supervalu’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.36
Amendment No. 1 to Amended and Restated Credit Agreement, dated April 17, 2014, among SUPERVALU INC., as Lead Borrower, the subsidiaries of Supervalu named as loan parties therein, Wells Fargo, N.A., as Administrative Agent and Collateral Agent, and the lenders parties thereto, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on April 18, 2014.**

10.37
Amendment No. 2 to Amended and Restated Credit Agreement, dated September 30, 2014, among SUPERVALU INC., as Lead Borrower, the subsidiaries of Supervalu named as borrowers therein, the subsidiaries of Supervalu named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders parties thereto, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on October 1, 2014.

10.38
Amendment No. 3 to Amended and Restated Credit Agreement, dated February 3, 2016, among SUPERVALU INC., as Lead Borrower, the subsidiaries of Supervalu named as borrowers therein, the subsidiaries of Supervalu named as guarantors therein, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders parties thereto, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on February 4, 2016. **

10.39
Third Amended and Restated Term Loan Credit Agreement, dated as of June 8, 2017, among SUPERVALU INC., as Borrower, the subsidiaries of Supervalu named as loan parties therein, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on June 8, 2017.**

10.40
Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and Albertson’s LLC, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.41
Transition Services Agreement, dated as of March 21, 2013, by and between SUPERVALU INC. and New Albertson’s, Inc., is incorporated herein by reference to Exhibit 10.2 to Supervalu’s Current Report on Form 8-K filed with the SEC on March 26, 2013.**

10.42
Letter Agreement, dated April 16, 2015, regarding the Transition Services Agreement between SUPERVALU INC. and New Albertson’s, Inc. dated March 21, 2013, and the Transition Services Agreement between SUPERVALU INC. and Albertson’s LLC dated March 21, 2013, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K, filed with the SEC on April 17, 2015.

10.43
Letter Agreement, dated November 30, 2015, between SUPERVALU INC. and Eric Claus is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended December 5, 2015.*

10.44
Letter Agreement Amendment, dated May 27, 2016, between SUPERVALU INC. and Eric Claus is incorporated herein by reference to Exhibit 10.7 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2016.*

10.45
Letter Agreement, dated February 2, 2016, between SUPERVALU INC. and Mark Gross is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on February 3, 2016.*

10.46
Letter Agreement Amendment, dated July 25, 2016, between SUPERVALU INC. and Mark Gross is incorporated herein by reference to Exhibit 10.6 to Supervalu’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2016.*

10.47
Aircraft Time Sharing Agreement, dated March 8, 2016, between SUPERVALU INC. and Mark Gross, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on March 10, 2016.

10.48
Services Agreement, dated as of December 5, 2016, between SUPERVALU INC. and Moran Foods, LLC, is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on December 9, 2016. **

	10.49	Form of Purchase Agreement with CF Grocery Distribution Propco LLC, including form of Lease and Guaranty, dated April 23, 2018, is filed herewith.

(12)	Statements re computation of ratios.

	12.1	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of Supervalu.

	21.1	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

	23.1	Consent of KPMG LLP.

(24)	Power of Attorney.

	24.1	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

	32.1	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File.

101
The following materials from the SUPERVALU INC. Annual Report on Form 10-K for the fiscal year ended February 24, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

SUPERVALU INC.
(Registrant)
Dated: April 24, 2018	By:	/S/ MARK GROSS
Mark Gross
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU INC. and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK GROSS	President and Chief Executive Officer and Director	April 24, 2018
Mark Gross	(Principal Executive Officer)

/S/ ROB WOSETH	Executive Vice President and Chief Financial Officer	April 24, 2018
Rob Woseth	(Principal Financial Officer)

/S/ DAVID JOHNSON	Vice President, Controller and Chief Accounting Officer	April 24, 2018
David Johnson	(Principal Accounting Officer)

/S/ DONALD R. CHAPPEL*	Director and Non-Executive Chairman
Donald R. Chappel

/S/ IRWIN S. COHEN*	Director
Irwin S. Cohen

/S/ PHILIP L. FRANCIS*	Director
Philip L. Francis

/S/ ERIC G. JOHNSON*	Director
Eric G. Johnson

/S/ MATHEW M. PENDO*	Director
Mathew M. Pendo

/S/ FRANCESCA RUIZ DE LUZURIAGA*	Director
Francesca Ruiz de Luzuriaga

/S/ FRANK A. SAVAGE*	Director
Frank A. Savage

/S/ MARY A. WINSTON*	Director
Mary A. Winston

*	Executed this 24th day of April 2018, on behalf of the indicated Directors by Stuart D. McFarland, duly appointed Attorney-in-Fact.

By:	/S/ STUART D. MCFARLAND
Stuart D. McFarland
Attorney-in-Fact