Form 10-Q
period 2018-06-16
SUPERVALU INC
filed 2018-07-26
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended June 16, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 20, 2018, there were 38,623,859 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Net sales	$4,755	$3,517
Cost of sales	4,327	3,086
Gross profit	428	431
Selling and administrative expenses	428	387
Operating earnings	—	44
Interest expense, net	49	43
Net periodic benefit income, excluding service cost	(12)	(17)
Equity in earnings of unconsolidated affiliates	—	(2)
(Loss) earnings from continuing operations before income taxes	(37)	20
Income tax (benefit) provision	(10)	11
Net (loss) earnings from continuing operations	(27)	9
Income from discontinued operations, net of tax	6	3
Net (loss) earnings including noncontrolling interests	(21)	12
Less net earnings attributable to noncontrolling interests	—	(1)
Net (loss) earnings attributable to SUPERVALU INC.	$(21)	$11

Basic net (loss) earnings per share attributable to SUPERVALU INC.:(1)
Continuing operations	$(0.70)	$0.21
Discontinued operations	$0.15	$0.08
Basic net (loss) earnings per share	$(0.55)	$0.30
Diluted net (loss) earnings per share attributable to SUPERVALU INC.:(1)
Continuing operations	$(0.70)	$0.21
Discontinued operations	$0.15	$0.08
Diluted net (loss) earnings per share	$(0.55)	$0.30
Weighted average number of shares outstanding:(1)
Basic	38	38
Diluted	38	38

(1)
Per share and shares outstanding figures for the first quarter ended June 17, 2017 have been restated to give effect to the 1-for-7 reverse stock split effective on August 1, 2017. Refer to Note 11—Net (Loss) Earnings Per Share for additional information regarding the reverse stock split.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Net (loss) earnings including noncontrolling interests	$(21)	$12
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	—	—
Recognition of interest rate swap cash flow hedge(2)	—	—
Total other comprehensive income	—	—
Comprehensive (loss) income including noncontrolling interests	(21)	12
Less comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive (loss) income attributable to SUPERVALU INC.	$(21)	$11

(1)	Amounts are net of tax expense (benefit) of $0 and $(1) for the first quarters of fiscal 2019 and 2018, respectively.

(2)	Amounts are net of tax expense of $0 and $1 for the first quarters of fiscal 2019 and 2018, respectively.
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value data)

	June 16, 2018	February 24, 2018
ASSETS
Current assets
Cash and cash equivalents	$37	$41
Receivables, net	632	590
Inventories, net	1,013	981
Other current assets	135	119
Current assets of discontinued operations	84	130
Total current assets	1,901	1,861
Property, plant and equipment, net	1,048	1,342
Goodwill	775	780
Intangible assets, net	121	131
Deferred tax assets	61	63
Other assets	131	126
Long-term assets of discontinued operations	65	84
Total assets	$4,102	$4,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,133	$1,139
Accrued vacation, compensation and benefits	184	187
Current maturities of long-term debt and capital lease obligations	25	34
Other current liabilities	111	106
Current liabilities of discontinued operations	78	82
Total current liabilities	1,531	1,548
Long-term debt	1,432	1,724
Long-term capital lease obligations	141	149
Pension and other postretirement benefit obligations	249	265
Long-term tax liabilities	51	44
Other long-term liabilities	195	133
Long-term liabilities of discontinued operations	15	17
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value: 57 shares authorized; 39 and 38 shares issued, respectively	—	—
Capital in excess of par value	2,852	2,848
Treasury stock, at cost, 0 and 0 shares, respectively	(3)	(3)
Accumulated other comprehensive loss	(271)	(210)
Accumulated deficit	(2,090)	(2,130)
Total SUPERVALU INC. stockholders’ equity	488	505
Noncontrolling interests	—	2
Total stockholders’ equity	488	507
Total liabilities and stockholders’ equity	$4,102	$4,387

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balances as of February 25, 2017	$—	$2,831	$(2)	$(278)	$(2,175)	$376	$7	$383
Net earnings	—	—	—	—	11	11	1	12
Other comprehensive income, net of tax of $0	—	—	—	—	—	—	—	—
Stock-based compensation	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Shares traded for taxes and other	—	(2)	(1)	—	—	(3)	1	(2)
Balances as of June 17, 2017	$—	$2,835	$(3)	$(278)	$(2,164)	$390	$7	$397

Balances as of February 24, 2018	$—	$2,848	$(3)	$(210)	$(2,130)	$505	$2	$507
Net loss	—	—	—	—	(21)	(21)	—	(21)
Cumulative effect of accounting standard adoptions	—	—	—	(61)	61	—	—	—
Other comprehensive income, net of tax of $0	—	—	—	—	—	—	—	—
Stock-based compensation	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Shares traded for taxes and other	—	(2)	—	—	—	(2)	—	(2)
Balances as of June 16, 2018	$—	$2,852	$(3)	$(271)	$(2,090)	$488	$—	$488
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Cash flows from operating activities
Net (loss) earnings including noncontrolling interests	$(21)	$12
Income from discontinued operations, net of tax	6	3
Net (loss) earnings from continuing operations	(27)	9
Adjustments to reconcile Net (loss) earnings from continuing operations to Net cash (used in) provided by operating activities – continuing operations:
Asset impairment and other charges	8	—
Loss on debt extinguishment	7	5
Net gain on sale of assets and exits of surplus leases	(6)	(4)
Depreciation and amortization	67	53
LIFO charge	2	1
Deferred income taxes	2	8
Stock-based compensation	6	6
Net pension and other postretirement income	(12)	(17)
Contributions to pension and other postretirement benefit plans	(5)	(1)
Other adjustments	3	8
Changes in operating assets and liabilities, net of effects from business acquisitions	(109)	(38)
Net cash (used in) provided by operating activities—continuing operations	(64)	30
Net cash provided by (used in) operating activities—discontinued operations	6	(38)
Net cash used in operating activities	(58)	(8)
Cash flows from investing activities
Proceeds from sale of assets	385	4
Purchases of property, plant and equipment	(70)	(81)
Net cash provided by (used in) investing activities—continuing operations	315	(77)
Net cash provided by investing activities—discontinued operations	57	—
Net cash provided by (used in) investing activities	372	(77)
Cash flows from financing activities
Proceeds from revolving credit facility	1,292	49
Payments on revolving credit facility	(1,224)	(49)
Proceeds from issuance of debt	10	550
Payments of debt and capital lease obligations	(389)	(532)
Payments for shares traded for taxes	(2)	(3)
Payments for debt financing costs	(3)	(8)
Distributions to noncontrolling interests	(2)	(2)
Net cash (used in) provided by financing activities—continuing operations	(318)	5
Net cash (used in) provided by financing activities—discontinued operations	(2)	—
Net cash (used in) provided by financing activities	(320)	5
Net decrease in cash and cash equivalents	(6)	(80)
Cash and cash equivalents at beginning of period	48	332
Cash and cash equivalents at the end of period	$42	$252
Less cash and cash equivalents of discontinued operations at end of period	(5)	(6)
Cash and cash equivalents of continuing operations at end of period	$37	$246
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$17	$13
Capital lease asset additions	$—	$1
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$50	$47
Income taxes (refunded) paid, net	$(1)	$37
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“Supervalu”, the “Company”, “we”, “us”, or “our”) for the first quarters ended June 16, 2018 and June 17, 2017 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018. The results of operations for the first quarter ended June 16, 2018 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018.
Fiscal Year
Our fiscal years end on the last Saturday of February and contain either 52 or 53 weeks. References to the first quarter of fiscal 2019 and 2018 relate to the 16 week fiscal quarters ended June 16, 2018 and June 17, 2017, respectively.
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment. We fund all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of June 16, 2018 and February 24, 2018, we had net book overdrafts of $116 and $144, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of our inventories consist of finished goods and a substantial portion of our inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $201 and $199 at June 16, 2018 and February 24, 2018, respectively. We recorded a LIFO charge of $2 and $1 for the first quarters ended June 16, 2018 and June 17, 2017, respectively.

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
In March 2018, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance under accounting standard update (“ASU”) 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 allows for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made for the impact of the Tax Cuts and Jobs Act (the “Tax Act”). The guidance allows for a measurement period of up to one year from the enactment date of the Tax Act to finalize the accounting related to the Tax Act. We adopted the SEC Staff Accounting Bulletin No. 118 when it was released in the fourth quarter of fiscal 2018. Refer to Note 14—Income Taxes for more information and disclosure related to this guidance.
In February 2018, the FASB issued authoritative guidance under ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides that the stranded tax effects in Accumulated other comprehensive income or loss resulting from the Tax Act may be reclassified to Retained earnings or Accumulated deficit. We early adopted this guidance in the first quarter of fiscal 2019. As a result of the adoption, we reclassified $61 from Accumulated other comprehensive loss into Accumulated deficit for these stranded tax effects.
In March 2017, the FASB issued authoritative guidance under ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how benefit plan costs for defined benefit pension and other postretirement benefit plans are presented in the statement of operations. We adopted this guidance in the first quarter of fiscal 2019, which resulted in the reclassification of non-service cost components of net periodic benefit income, as disclosed in Note 10—Benefit Plans, to an other income and expense line titled “Net periodic benefit income, excluding service cost” in the Condensed Consolidated Statements of Operations. The following table summarizes the impacts of adopting ASU 2017-07:

	June 17, 2017 (16 weeks)
	As Previously Reported	Impact of ASU 2017-07 Adoption	As Recast
Selling and administrative expenses	$370	$17	$387
Operating earnings	$61	$(17)	$44
Net periodic benefit income, excluding service cost	$—	$(17)	$(17)
In August 2016, the FASB issued authoritative guidance under ASU 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. We adopted this guidance in the first quarter of fiscal 2019. The adoption did not impact the presentation of our Condensed Consolidated Statements of Cash Flows.
In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers (Topic 606): ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration entities expect to be entitled to in exchange for those goods or services. We adopted this guidance in the first quarter of fiscal 2019, as permitted by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. Our adoption includes updates as provided under ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; and ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). We refer to these standards collectively as ASC 606, and our prior revenue recognition under Topic 605 as ASC 605. We adopted ASC 606 in the first quarter of fiscal 2019 by using the modified retrospective method.
The adoption of ASC 606 did not have a material effect on our results of operations, financial position, or cash flows. The identification of performance obligations, and the recognition of sales under those performance obligations, including the unit of accounting for such performance obligations, is consistent with our prior revenue recognition practice. The adoption of ASC 606 resulted in an insignificant change in our revenue recognition practices with respect to customer incentives, the timing of transfer of control of product sales and the recognition of Retail advertising and loyalty programs. Under ASC 606, we now recognize incentives that do not have any repayment obligation over the expected term of the expected purchases related to such incentives. Historically, the majority of our customer contracts contained repayment provisions, which were accordingly amortized into net sales over the contract period. Under ASC 605, if the customer contract did not contain a repayment provision the payment was recognized as contra within Net sales in the period paid. Accordingly, on February 25, 2018 (the first day of fiscal 2019), we recognized an increase in Other assets of $1 and a corresponding after-tax increase in Accumulated deficit of $0 that resulted from the previous expensing of certain customer incentives related to contracts that did not contain a repayment provision.
Under ASC 606, we primarily recognize revenue upon shipment to our customer based on the nature of our contracts, which is generally consistent with our prior practice. We previously did not recognize revenue and the related cost of sales for product sales until they were delivered to our customers under the risk and rewards based guidance under ASC 605; however, under ASC 606, we now recognize revenue upon the shipment of product to our customers. On February 25, 2018 (the first day of fiscal 2019), we recognized a cumulative adjustment within Accumulated deficit of $0 that had the effect of increasing Net sales, Cost of sales and Accounts receivable, and a corresponding decrease in Inventory, net of $3.
Under ASC 606, we have adjusted our accounting for certain advertising income and fuel rewards. Advertising income earned from our franchisees that participate in our Retail advertising program are now recognized as Net sales under ASC 606, rather than as a reduction of advertising expenses within Cost of sales under our prior ASC 605 revenue recognition practices. In addition, we now recognize loyalty program expense in the form of fuel rewards as a reduction of Net sales, rather than in Cost of sales under our prior ASC 605 revenue recognition practices. We recognized an increase to Net sales of $2 and a corresponding decrease to Cost of sales related to the adoption of ASC 605 for our advertising income and fuel rewards.
Refer to Note 3—Revenue Recognition for additional information on our adoption of ASC 606.
Recently Issued Accounting Standards
In January 2017, the FASB issued authoritative guidance under ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. If a reporting unit fails step 1 of the goodwill impairment test, entities are no longer required to compute the implied fair value of goodwill following the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. ASU 2017-04 requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements.
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
In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, we will be required to recognize most leases on our balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires us to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. We are required to adopt this new guidance in the first quarter of fiscal 2020. ASU 2016-02 must be adopted using a modified retrospective transition, applying the new criteria to all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. We are required to adopt this new guidance in the first quarter of fiscal 2020. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements. For our off-balance sheet operating leases subject to capitalization under ASU 2016-02, other than those reserved for as a closed property, certain agreements that may be deemed leases under Topic 842 and the application of other provisions of Topic 842, refer to total operating lease obligations within Note 9—Leases.
NOTE 3—REVENUE RECOGNITION
Revenue Recognition Accounting Policy
We recognize revenue in an amount that reflects the consideration that is expected to be received for goods or services when our performance obligations are satisfied by transferring control of those promised goods or services to our customers. ASC 606 defines a five-step process to recognize revenue that requires judgment and estimates, including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue as the performance obligation is satisfied.
Revenues from Wholesale product sales are recognized when control is transferred, which typically happens upon shipment. Typically, invoicing, shipping and customer receipt of Wholesale product occur on the same business day. Discounts and allowances provided to customers are recognized as a reduction in Net sales as control of the products is transferred to customers. We recognize freight revenue related to transportation of product sales when control of the product is transferred.
Revenues from Retail product sales are recognized at the point of sale upon customer check-out. Sales tax is excluded from Net sales. Limited rights of return exist with our customers due to the nature of the products we sell. Advertising income earned from our franchisees that participate in our Retail advertising program are recognized as Net sales. We recognize loyalty program expense in the form of fuel rewards as a reduction of Net sales.
Product sales
We enter into Wholesale supply, customer, and rebate agreements that provide terms and conditions of our order fulfillment. Our supply and rebate agreements often specify levels of required minimum purchases in order to earn certain rebates or incentives. Certain contracts include rebates and other forms of variable consideration, including rebates provided up-front, over time or at the end of a contract term.
Certain customer agreements provide for the right to license one or more of our tradenames, such as FESTIVAL FOODS®, SENTRY®, COUNTY MARKET®, NEWMARKET®, FOODLAND®, JUBILEE® and SUPERVALU®. We do not separately charge for the right to license our tradenames. We believe that these tradenames are capable of being distinct, but are not capable of being distinct within the context of the contracts with our customers. Accordingly, we do not separately recognize revenue related to tradenames utilized by our customers. In addition, we enter into franchise agreements that separately charge our customers, who we also provide wholesale product supply to, for the right to use our CUB FOODS® tradename. We recognize franchise agreement revenue within Net sales.
We enter into distribution agreements with manufacturers to provide wholesale supply to the Defense Commissary Agency (“DeCA”) and other government agency locations. DeCA contracts with manufacturers to obtain grocery products for the commissary system. We contract with manufacturers to distribute products to the commissaries after being authorized by the manufacturers to be a military distributor to DeCA. We must adhere to DeCA’s delivery system procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. DeCA identifies the manufacturer with which an order is to be placed, determines which distributor is contracted by the manufacturer for a particular commissary or exchange location, and then places a product order with that distributor that is covered under DeCA’s master contract with the applicable manufacturer. We supply product from our existing inventory, deliver it to the DeCA designated location, and bill the manufacturer for the product price plus a drayage fee. The manufacturer then bills DeCA under the terms of its master contract. We recognize revenue when control of the product passes to the DeCA designated location.
In transactions for goods or services where we engage third-parties to participate in our order fulfillment process, we evaluate whether we are the principal or an agent in the transaction. Our analysis considers whether we control the goods or services before they are transferred to our customer, including an evaluation of whether we have the ability to direct the use of, and obtain substantially all the remaining benefits from, the specified good or service before it is transferred to our customer. Agent transactions primarily reflect circumstances where we are not involved in order fulfillment or where we are involved in the order fulfillment but are not contractually obligated to purchase the related goods or services from vendors, and instead extend Wholesale customers credit by paying vendor trade accounts payable and do not control products prior to their sale. Under ASC 606, if we determine that we are acting in an agent capacity, we record transactions on a net basis. If we determine that we are acting in a principal capacity, we record transactions on a gross basis.

We also evaluate vendor sales incentives to determine whether they reduce our transaction price with our customers. Our analysis considers which party tenders the incentive, whether the incentive reflects a direct reimbursement from a vendor, whether the incentive is influenced by or negotiated in conjunction with any other incentive arrangements and whether the incentive is subject to an agency relationship with the vendor, whether expressed or implied. Typically, when vendor incentives are offered directly by vendors to our customers, require the achievement of vendor-specified requirements to be earned by our customers, and are not negotiated by us or in conjunction with any other incentive agreement whereby we do not control the direction or earning of these incentives, then we do not reduce Net sales as part of our determination of the transaction price. In circumstances where the vendors provide us consideration to promote the sale of their goods and we determine the specific performance requirements for our customers to earn these incentives from us, we reduce Net sales for these customer incentives as part of our determination of the transaction price.
Customer incentives
We provide incentives to our Wholesale customers in various forms established under the applicable agreement, including advances, payments over time that are earned by achieving specified purchasing thresholds, and upon the passage of time. We typically recognize customer incentives within Other assets and Other current assets and we typically recognize customer incentive payments that are based on expected purchases over the term of the agreement within Net sales. To the extent that our transaction price for product sales includes variable consideration, such as certain of these customer incentives, we estimate the amount of variable consideration that should be included in the transaction price primarily by utilizing the expected value method. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the agreement will not occur. We believe that there will not be significant changes to our estimates of variable consideration.
Customer incentive assets are reviewed for impairment when circumstances exist for which we no longer expect to recover the applicable customer incentives.
Professional services and equipment sales
We provide our Wholesale customers with professional services, including retail store support, advertising, couponing, e-commerce, network and data hosting solutions, training and certifications classes, and administrative back-office solutions. These Wholesale services typically contain single performance obligations for each respective service, in which case such services revenues are recognized when delivered. Advertising services primarily reflect the creation and distribution of circulars and other media that are recognized upon delivery to our customer. Wholesale equipment sales are recorded as direct sales to our customers when shipped, consistent with our recognition of product sales.
For Wholesale services that consist of multiple performance obligations, including any combination of our deliverables, we use our judgment to determine whether the promised deliverables are capable of being distinct and are in fact distinct. For our transition services agreements with each of Albertson’s LLC and New Albertsons’s, Inc. (collectively, the “TSA”), and for our professional services agreement with Moran Foods (the “Services Agreement”), we provide a series of bundled back-office support activities that we recognize on an as-invoiced basis. TSA revenues are invoiced based on the number of stores and distribution centers we service, which vary across the period of the contract. Services Agreement revenues are recognized based on the monthly invoices for services provided.
Disaggregation of Revenues
The following table details our revenue recognition for the periods presented by type of products and services and type of customer for each of our segments:

	First Quarter Fiscal 2019				First Quarter Fiscal 2018
Product or service type	Wholesale	Retail	Corporate	Total	Wholesale	Retail	Corporate	Total
Nonperishable grocery products(1)	$2,617	$483	$—	$3,100	$1,749	$488	$—	$2,237
Perishable grocery products(2)	1,134	321	—	1,455	760	319	—	1,079
Pharmacy products	—	90	—	90	—	92	—	92
Services revenue	41	5	40	86	28	5	55	88
Equipment sales	9	—	—	9	9	—	—	9
Other	13	2	—	15	10	2	—	12
Net sales	$3,814	$901	$40	$4,755	$2,556	$906	$55	$3,517

Type of customer:
Retailers	$3,675	$—	$40	$3,715	$2,408	$—	$55	$2,463
Military	133	—	—	133	143	—	—	143
Individuals	—	894	—	894	—	899	—	899
Other	6	7	—	13	5	7	—	12
Net sales	$3,814	$901	$40	$4,755	$2,556	$906	$55	$3,517

(1)	Includes such items as dry goods, dairy, frozen foods, beverages, general merchandise, specialty products, home, health and beauty care and candy.

(2)	Includes such items as meat, produce, deli, bakery and floral.
We serve customers in the United States and internationally. However, all of our revenue is earned in the U.S. and international distribution occurs through freight-forwarders. We do not have any performance obligations on international shipments subsequent to delivery to the domestic port.
Contract Balances
We do not typically incur costs that are required to be capitalized in connection with obtaining a contract with a customer. Our expenses related to contract origination primarily relate to employee costs that we would incur regardless of whether the contract was obtained with the customer.
We typically do not have any performance obligations to deliver products under our contracts until our customers submit a purchase order, as we stand ready to deliver product upon receipt of a purchase order under our contracts with our customers. We do not typically receive pre-payments from our customers. In addition, as our services contracts typically allow us to invoice our customers for the value of the performance provided, we have applied the practical expedient under ASC 606 to omit disclosure regarding remaining performance obligations.
Customer payments are due when goods or services are transferred to the customer and are typically not conditional on anything other than payment terms, which typically range from due prior to shipment to less than 30 days. Since no significant financing components exist between the period of time we transfer goods or services to the customer and when we receive payment for those goods or services, we have elected not to adjust our revenue recognition policy to recognize financing components. Customer incentives are not considered contract assets as they are not generated through the transfer of goods or services to the customers. No contract assets exist for any period reported within these Condensed Consolidated Financial Statements.
Accounts and notes receivable are as follows:

	June 16, 2018	February 24, 2018
Customer accounts receivable	$549	$519
Customer notes receivable	14	15
Other receivables	79	70
Allowance for doubtful accounts	(10)	(14)
Accounts receivable, net	$632	$590

Long-term notes receivable	$43	$39

NOTE 4—BUSINESS AND ASSET ACQUISITIONS
Acquisition of Associated Grocers of Florida, Inc. and Unified Grocers, Inc.
On December 8, 2017, we completed the acquisition of Associated Grocers of Florida, Inc. (“AG Florida”) pursuant to the terms of an Agreement and Plan of Merger dated October 17, 2017 (the “AG Merger Agreement”) by and among Supervalu, a then wholly owned subsidiary of Supervalu (“AG Merger Sub”), and AG Florida. AG Florida was a retailer-owned cooperative. AG Florida distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia. The transaction was valued at $193, comprised of $131 in cash for 100 percent of the outstanding stock of AG Florida plus the assumption and payoff of AG Florida’s net debt of $62 at closing. We incurred merger and integration costs of $3 in the first quarter of fiscal 2019 related to the AG Florida acquisition.
On June 23, 2017, we completed the acquisition of Unified Grocers, Inc. (“Unified”) pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 (the “Merger Agreement”) by and among Supervalu, West Acquisition Corporation, a then wholly owned subsidiary of Supervalu (“Merger Sub”), and Unified. The transaction was valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing. We incurred merger and integration costs of $3 in the first quarter of fiscal 2019 related to the Unified acquisition. The purchase price allocation for Unified was completed in the first quarter of fiscal 2019.
The table immediately below summarizes the preliminary fair values assigned to AG Florida’s acquired net assets. As of June 16, 2018, the fair value allocation of the acquisition was preliminary and will be finalized when the valuation is completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation. Our estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as we finalize the valuations of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisition. The primary areas of the purchase price allocations that are not yet finalized relate to real property, identifiable intangible assets, goodwill, income taxes and deferred taxes.

	As Originally Reported	As Revised
Cash and cash equivalents	$1	$1
Accounts receivable	49	49
Inventories	48	48
Other current assets	4	4
Property, plant and equipment	84	94
Goodwill	44	39
Intangible assets	52	48
Deferred tax assets	(28)	(29)
Other assets	4	4
Accounts payable	(53)	(53)
Other current liabilities	(13)	(13)
Long-term debt and capital lease obligations	(60)	(60)
Other liabilities assumed	(1)	(1)
Total fair value of net assets acquired	131	131
Assumed obligations to make patronage payments to member-owners	5	5
Less cash acquired	(1)	(1)
Total consideration for acquisition, less cash acquired	$135	$135
Recognized goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition.

As of June 16, 2018, we recognized the following finite-lived intangible assets of AG Florida:

	Estimated Useful Life (in years)	Amounts Acquired
Customer relationships and supply agreements	15 years	$43
Favorable operating leases	2-5 years	5
Total AG Florida finite-lived intangibles acquired		$48
Combined Results
The following unaudited pro forma condensed consolidated financial results of operations are presented as if the AG Florida and Unified acquisitions were consummated on February 26, 2017, the beginning of the comparable prior annual reporting period:

June 17, 2017 (16 weeks)(1)
Net sales	$4,869
Net earnings from continuing operations attributable to SUPERVALU INC.	$5
Basic net earnings from continuing operations per share attributable to SUPERVALU INC.	$0.14
Diluted net earnings from continuing operations per share attributable to SUPERVALU INC.	$0.14

(1)
The unaudited pro forma financial information is based on Unified’s and AG Florida’s historical reporting periods. The results reflect Unified’s and AG Florida’s 16 weeks ended June 17, 2017 and May 6, 2017, respectively. Adjustments have been made to remove historical transaction costs from Unified’s and AG Florida’s historical income statements. No adjustments have been made for direct and indirect merger and integration costs that were incurred subsequent to the respective acquisition dates of Unified and AG Florida.

As required by accounting principles generally accepted in the United States, these unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisitions occurred at the beginning of the period being presented, nor are they indicative of future results of operations.
NOTE 5—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
Changes in reserves for closed properties consisted of the following:

June 16, 2018 (16 weeks)
Reserves for closed properties at beginning of the fiscal year	$14
Additions	7
Payments	(2)
Adjustments	(1)
Reserves for closed properties at the end of period	$18

In the first quarter of fiscal 2019, we recorded closed property reserves for 11 Farm Fresh stores as a result of their closure. Reserves were recorded net of estimated subtenant recoveries. These store closure reserves will be paid over the remaining lease terms, which range from one to ten years.

Property, Plant and Equipment-Related Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Property, plant and equipment:
Carrying value	$5	$—
Fair value measured using Level 3 inputs	1	—
Impairment charge	$4	$—
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of Goodwill by reporting unit that have goodwill consisted of the following:

	February 24, 2018	Additions	Impairments	Other net adjustments	June 16, 2018
Wholesale goodwill	$780	$—	$—	$(5)	$775
Identifiable intangible assets consisted of the following:

	June 16, 2018			February 24, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists, supply agreements, prescription files and other	$173	$(70)	$103	$177	$(66)	$111
Favorable operating leases	21	(8)	13	21	(6)	15
Total finite-life intangibles	194	(78)	116	198	(72)	126
Indefinite-lived tradename intangibles	5	—	5	5	—	5
Total intangibles	$199	$(78)	$121	$203	$(72)	$131
Amortization expense of intangible assets with finite useful lives was $5 and $3 for the first quarters ended June 16, 2018 and June 17, 2017, respectively. There were no impairment charges for the first quarters ended June 16, 2018 and June 17, 2017.
The estimated future amortization expense for the remainder of fiscal 2019 and for the next five fiscal years on intangible assets outstanding as of June 16, 2018 consists of the following:

	Remaining Fiscal 2019	2020	2021	2022	2023	2024
Estimated amortization expense	$9	$12	$12	$10	$10	$8

NOTE 7—FAIR VALUE MEASUREMENTS
Recurring fair value measurements were as follows:

		June 16, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap derivative	Other current assets	$—	$1	$—	$1
Mutual funds	Other current assets	2	—	—	2
Mutual funds	Other assets	2	—	—	2
Total		$4	$1	$—	$5

		February 24, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	Other assets	$4	$—	$—	$4
Total		$4	$—	$—	$4
Interest Rate Swap Derivatives
Interest rate swap derivative reclassifications from Accumulated other comprehensive loss into earnings are recorded within Interest expense, net in the Condensed Consolidated Statements of Operations and were $0 and $1 in the first quarters of fiscal 2019 and 2018, respectively.
As of June 16, 2018, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $2 and a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $2.
Fair Value Estimates
For certain of our financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying amounts due to their short maturities.
The estimated fair value of notes receivable was less than their carrying amount by approximately $2 and $1 as of June 16, 2018 and February 24, 2018, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.
The estimated fair value of our long-term debt was higher than the carrying amount, excluding debt financing costs, by approximately $11 and $23 as of June 16, 2018 and February 24, 2018, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.

NOTE 8—LONG-TERM DEBT
Our long-term debt consisted of the following:

	Average Interest Rate at June 16, 2018	Maturity Year	June 16, 2018	February 24, 2018
Secured Term Loan Facility - variable rate	5.48%	2024	$698	$834
Senior Notes - fixed rate	6.75%	2021	180	400
Senior Notes - fixed rate	7.75%	2022	350	350
Revolving ABL Credit Facility - variable rate	4.24%	2021	195	127
Other secured loans - variable rate	5.00%	2022-2023	31	48
Debt financing costs, net			(20)	(24)
Original issue discount on debt			(2)	(3)
Total debt			1,432	1,732
Less current maturities of long-term debt			—	(8)
Long-term debt			$1,432	$1,724
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
Senior Secured Credit Agreements
Borrowings under the Secured Term Loan Facility due June 2024 (the “Secured Term Loan Facility”) bear interest at the rate of LIBOR plus 3.50 percent with a floor on LIBOR set at 1.00 percent. The Secured Term Loan Facility will mature on June 8, 2024. However, if we have not repaid our 6.75 percent Senior Notes due June 2021 or our 7.75 percent Senior Notes due November 2022 by the date that is 91 days prior to the respective maturity date of such notes, the Secured Term Loan Facility will mature on the date that is 91 days prior to the maturity date of such notes. During the first quarter of fiscal 2018, in connection with the completion of the fourth term loan amendment agreement amending and restating our secured term loan facility due March 2019, we paid debt financing costs of approximately $8, of which $5 was capitalized and $3 was expensed, and paid original issue discount of approximately $2, all of which was capitalized, and recognized a non-cash charge of approximately $2 for the write-off of existing unamortized debt financing costs.
The Secured Term Loan Facility is secured by substantially all of our real estate, equipment and certain other assets. The Secured Term Loan Facility is guaranteed by our material subsidiaries (together with Supervalu, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Term Loan Parties have granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of June 16, 2018 and February 24, 2018, there was $518 and $710, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing our $1,000 asset-based revolving credit facility (the “Revolving ABL Credit Facility”). As of June 16, 2018 and February 24, 2018, $0 and $8 of the Secured Term Loan Facility was classified as current, respectively, excluding debt financing costs and original issue discount.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, we must, subject to certain exceptions and certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. We must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on our Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended, minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on our Excess Cash Flow in fiscal 2018, no prepayment was required in the first quarter of fiscal 2019. The potential amount of prepayment from Excess Cash Flow in fiscal 2019 that may be required in fiscal 2020 is not reasonably estimable as of June 16, 2018.

On May 2, 2018, we made a mandatory prepayment on the Secured Term Loan Facility of $34 in connection with the sale of certain of our Farm Fresh stores. Additionally, on May 9, 2018, we made a mandatory prepayment on the Secured Term Loan Facility of $100 in connection with the sale leaseback of certain of our owned distribution centers. Non-cash charges of $2 for the write-off of existing unamortized financing costs and original issuance discount were incurred as a result of these mandatory prepayments.
The assets included in the Condensed Consolidated Balance Sheets securing the outstanding borrowings under the Revolving ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the Revolving ABL Credit Facility, were as follows:

Assets securing the Revolving ABL Credit Facility(1):	June 16, 2018	February 24, 2018
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$1,306	$1,176
Certain receivables included in Receivables, net and Current assets of discontinued operations	436	410
Certain amounts included in Cash and cash equivalents and Current assets of discontinued operations	20	20

(1)	The Revolving ABL Credit Facility is also secured by all of our pharmacy scripts included in Intangible assets, net.

Unused available credit and fees under the Revolving ABL Credit Facility:	June 16, 2018	February 24, 2018
Outstanding letters of credit	$57	$57
Letters of credit fees	1.375%	1.375%
Unused available credit	748	816
Unused facility fees	0.25%	0.25%
The revolving loans under the Revolving ABL Credit Facility may be voluntarily prepaid in certain minimum principal amounts, in whole or in part, without premium or penalty, subject to breakage or similar costs. SUPERVALU and those subsidiaries named as borrowers under the Revolving ABL Credit Facility are required to repay the revolving loans in cash and provide cash collateral under this facility to the extent that the revolving loans and letters of credit exceed the lesser of the borrowing base then in effect or the aggregate amount of the lenders’ commitments under the Revolving ABL Credit Facility. Certain of our material subsidiaries are co-borrowers under the Revolving ABL Credit Facility, and this facility is guaranteed by the rest of our material subsidiaries (SUPERVALU and those subsidiaries named as borrowers and guarantors under the Revolving ABL Credit Facility, the “ABL Loan Parties”). To secure their obligations under this facility, the ABL Loan Parties have granted a perfected first-priority security interest for the benefit of the facility lenders in their present and future inventory, credit card, wholesale trade, pharmacy and certain other receivables, prescription files and related assets. In addition, the obligations under the Revolving ABL Credit Facility are secured by second-priority liens on and security interests in the collateral securing the Secured Term Loan Facility, subject to certain limitations to ensure compliance with our outstanding debt instruments and leases.
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit our ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders and share repurchases. The Secured Term Loan Facility allows up to $125 of Restricted Payments regardless of the resulting pro forma Total Leverage Ratio (as defined in the facility). The Secured Term Loan Facility caps the aggregate amount of additional Restricted Payments that may be made over the life of the Secured Term Loan Facility, with the additional Restricted Payments being subject to a pro forma Total Secured Leverage Ratio requirement (as defined in the facility) of 3.5 to 1. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions we may take, including prepayments of debt other than the senior notes and Permitted Investments (as defined in the Secured Term Loan Facility). As of June 16, 2018, this aggregate cap was approximately $502. The Senior Term Loan Facility permits unlimited Restricted Payments if the Total Leverage Ratio (as defined in the Senior Term Loan Facility) after giving effect thereto would be less than 2.0 to 1. The Revolving ABL Credit Facility permits dividends up to $75 per fiscal year, not to exceed $175 in the aggregate over the life of the Revolving ABL Credit Facility as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. Those caps could be reduced by senior note and other prepayments made by us. The Revolving ABL Credit Facility permits unlimited Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.

Debentures
On June 11, 2018, we partially redeemed the 6.75 percent Senior Notes due June 2021 (the “2021 Notes”) in an aggregate principal amount of $220. We paid the applicable redemption premium of approximately $4, which was expensed, and incurred non-cash charges of $1 for the write off of existing unamortized financing charges on the redeemed 2021 Notes.
The $180 of the 2021 Notes and the $350 of 7.75 percent Senior Notes due November 2022 contain operating covenants, including limitations on liens and on sale and leaseback transactions. We were in compliance with all such covenants and provisions for all periods presented.
NOTE 9—LEASES
On May 9, 2018, we received $382 in aggregate proceeds, excluding taxes and closing costs, for the sale and leaseback of seven of our distribution centers as part of our previously announced agreement to sell eight of our owned distribution centers. Subject to customary closing conditions, the sale of the eighth distribution center is expected to close in the third quarter of fiscal 2019 and generate $101 of proceeds. For the distribution centers sold, we have entered into lease agreements with initial terms of 20 years with five, five-year renewal options that qualified for sale-leaseback accounting and have been classified as operating leases. In the first quarter of fiscal 2019, we deferred a $91 gain on the sale of the seven distribution centers, which is classified in Other long-term liabilities and Other current liabilities.
We lease most of our Retail stores and certain distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, in certain instances, also include options to purchase. Rent expense, other operating lease expense and subtenant rentals all under operating leases consisted of the following:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Minimum rent	$38	$27
Contingent rent	—	1
Rent expense(1)	38	28
Less subtenant rentals	(10)	(8)
Total net rent expense	$28	$20

(1)
Rent expense as presented here includes $3 and $4, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the historical expense to be included within continuing operations, as we expect to remain primarily obligated under these leases.

Future minimum lease payments to be made by us or certain third parties in the case of assigned leases for noncancellable operating leases and capital leases as of June 16, 2018 consisted of the amounts presented in the following table. These amounts have not been reduced for future minimum subtenant rentals under certain operating subleases, including assignments.

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
Remaining Fiscal 2019	$71	$27
2020	110	38
2021	105	34
2022	91	30
2023	79	23
Thereafter	835	84
Total future minimum obligations	$1,291	236
Less interest		(70)
Present value of net future minimum obligations		166
Less current capital lease obligations		(25)
Long-term capital lease obligations		$141

We lease certain property to third parties under operating, capital and direct financing leases, including assigned leases that we are obligated to the future payment of minimum lease payment obligations that are included in our future minimum lease obligations table above. Future minimum lease and subtenant rentals to be received under noncancellable operating and deferred financing income leases, under which we are the lessor, as of June 16, 2018, consisted of the following:

	Lease Receipts
Fiscal Year	Operating Leases	Direct Financing Leases
Remaining Fiscal 2019	$16	$—
2020	24	1
2021	20	—
2022	17	—
2023	11	—
Thereafter	32	—
Total minimum lease receipts	$120	$1
NOTE 10—BENEFIT PLANS
Net periodic benefit income and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Interest cost	$28	$24	$—	$—
Expected return on assets	(40)	(40)	—	—
Amortization of prior service benefit	—	—	(4)	(5)
Amortization of net actuarial loss	4	3	—	1
Net periodic benefit income	$(8)	$(13)	$(4)	$(4)
Contributions to benefit plans	$(5)	$(1)	$—	$—
Multiemployer Pension Plans
During the first quarters of fiscal 2019 and 2018, we contributed $13 and $10, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.
Pension Contributions
No minimum contributions are required to our pension plans in fiscal 2019 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We anticipate our fiscal 2019 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $5 to $10.
NOTE 11—NET (LOSS) EARNINGS PER SHARE
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

The following table reflects the calculation of basic and diluted net (loss) earnings per share:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Net (loss) earnings from continuing operations	$(27)	$9
Less net earnings attributable to noncontrolling interests	—	(1)
Net (loss) earnings from continuing operations attributable to SUPERVALU INC.	(27)	8
Income from discontinued operations, net of tax	6	3
Net (loss) earnings attributable to SUPERVALU INC.	$(21)	$11

Weighted average number of shares outstanding—basic	38	38
Dilutive impact of stock-based awards	—	—
Weighted average number of shares outstanding—diluted	38	38

Basic net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(0.70)	$0.21
Discontinued operations	$0.15	$0.08
Basic net (loss) earnings per share	$(0.55)	$0.30
Diluted net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(0.70)	$0.21
Discontinued operations	$0.15	$0.08
Diluted net (loss) earnings per share	$(0.55)	$0.30
Stock-based awards of 2 and 2 that were outstanding during the first quarters of fiscal 2019 and 2018, respectively, were excluded from the calculation of diluted net earnings per share from continuing operations for the periods because their inclusion would be antidilutive.
Reverse Stock Split
At the close of business on August 1, 2017, a 1-for-7 reverse split of our common stock became effective and the number of authorized shares of our common stock decreased to approximately 57, while the number of issued and outstanding shares was reduced from approximately 269 to 38. Our common stock began trading on a split-adjusted basis when the market opened on August 2, 2017. No fractional shares were issued from the reverse stock split. In lieu of any fractional shares, any holder of less than one share of common stock was entitled to receive cash for such holder’s fractional share. The reverse stock split did not impact our authorized number of shares of preferred stock, none of which were outstanding. The reverse stock split reduced the number of shares of common stock available for issuance under our equity compensation plans in proportion to the reverse stock split ratio. The reverse stock split caused a reduction in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the reverse stock split ratio and caused a proportionate increase in any exercise price of such awards. Our common stock continues to trade on the NYSE under the symbol “SVU.”
NOTE 12—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED COMPREHENSIVE LOSS
Comprehensive (loss) income is reported in the Condensed Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ equity during the reporting period, other than those resulting from investments by and distributions to stockholders. Our comprehensive income is calculated as net (loss) earnings including noncontrolling interests, plus or minus adjustments for pension and other postretirement benefit obligations, net of tax, and changes in the fair value of cash flow hedges, net of tax, less comprehensive income attributable to noncontrolling interests.
Accumulated other comprehensive loss represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax, and unrealized losses on cash flow hedges, net of tax.

Changes in Accumulated other comprehensive loss by component for the first quarter of fiscal 2019 are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(210)	$—	$(210)
Net current-period Other comprehensive income	—	—	—
Adoption of ASU 2018-02	(61)	—	(61)
Accumulated other comprehensive loss at the end of period, net of tax	$(271)	$—	$(271)
Changes in Accumulated other comprehensive loss by component for the first quarter of fiscal 2018 are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(276)	$(2)	$(278)
Net current-period Other comprehensive income	—	—	—
Accumulated other comprehensive loss at the end of period, net of tax	$(276)	$(2)	$(278)
Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)	Affected Line Item on Condensed Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit income(1)	$—	$(1)	Net periodic benefit income, excluding service cost
Total reclassifications	—	(1)
Income tax expense	—	1	Income tax (benefit) provision
Total reclassifications, net of tax	$—	$—

Interest rate swap cash flow hedge:
Reclassification of cash flow hedge	$—	$1	Interest expense, net
Income tax benefit	—	(1)	Income tax (benefit) provision
Total reclassifications, net of tax	$—	$—

(1)	Amortization of amounts included in net periodic benefit income include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 10—Benefit Plans.
As of June 16, 2018, we expect to reclassify $1 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve-month period.
NOTE 13—STOCK-BASED AWARDS
We recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units, restricted stock awards and performance share units (collectively referred to as “stock-based awards”) of $6 and $6 for the first quarters of fiscal 2019 and 2018, respectively.
In the first quarter of fiscal 2019, we granted cash settled restricted stock units (“Cash settled RSUs”), restricted stock units (“RSUs”) and performance share units (“PSUs”) under the 2012 Stock Plan to eligible employees, as part of our annual grant. The amount of awards granted and the grant date fair values are as follows:

(in thousands, except per unit amounts)	Awards Issued	Grant Date Fair Value
Cash settled RSUs(1)	637	$16.53
RSUs(1)	723	$16.53
PSUs(2)	453	$14.93

(1)	Cash settled RSUs and RSUs vest over a three-year period from the date of grant.

(2)	PSUs have fiscal 2019-2021 and fiscal 2019-2022 performance periods and settle in shares of our common stock.
The grant date fair value used to determine compensation expense associated with the PSUs was calculated utilizing a Monte Carlo simulation. The weighted average assumptions used to determine the fair value of the PSUs as of the grant date are as follows:

Fiscal 2019 Annual Grant
Dividend yield	—%
Volatility rate	47.0%
Risk-free interest rate	2.7%
Expected life	3.8 years
NOTE 14—INCOME TAXES
The first quarter of fiscal 2019 and 2018 tax provision included $0 and $5 of discrete tax expense, respectively. The decrease is primarily due to the decrease in discrete tax expense related to stock-based compensation and the tax benefit for the release of a valuation allowance in the first quarter of fiscal 2019. We have not completed our accounting for the income tax effects of certain elements of the Tax Act, but we recorded provisional adjustments based on reasonable estimates, which have not materially changed since February 24, 2018. Those estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, state tax conformity to federal tax changes and expected changes to U.S. Treasury regulations. We anticipate these estimates will be finalized on or before the due date of our federal and state income tax returns.
NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of June 16, 2018. These guarantees were generally made to support the business growth of Wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to thirteen years, with a weighted average remaining term of approximately seven years. For each guarantee issued, if the Wholesale customer or other third party defaults on a payment, we would be required to make payments under our guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the Wholesale customer.
We review performance risk related to our guarantee obligations based on internal measures of credit performance. As of June 16, 2018, the maximum amount of undiscounted payments we would be required to make in the event of default of all guarantees was $50 ($39 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under our guarantee arrangements as the fair value has been determined to be de minimis.
We are contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. We could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of our lease assignments among third parties, and various other remedies available, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. No amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under our guarantee arrangements as the fair value has been determined to be de minimis.
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
Following the sale of New Albertson’s, Inc. (“NAI”) on March 21, 2013, we remain contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees we issued with respect to the obligations of NAI that were incurred while NAI was our subsidiary. As of June 16, 2018, using actuarial estimates as of December 31, 2017, the total undiscounted amount of all such guarantees was estimated at $65 ($59 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie our commitments, we believe that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which we remain contingently liable, we believe that the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees, as the fair value has been determined to be de minimis.
Agreements with Save-A-Lot and Onex
The Agreement and Plan of Merger pursuant to which we sold the Save-A-Lot business (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, we entered into a Separation Agreement with Moran Foods (the “Separation Agreement”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from us. We also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which we are providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While our aggregate indemnification obligations to Save-A-Lot and Onex could result in a material liability, we are not aware of any matters that are expected to result in a material liability. We have recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets.
Agreements with AB Acquisition LLC and Affiliates
In connection with the sale of NAI, we entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”). We are now providing services to NAI and Albertson’s LLC to transition and wind down the TSA. In exchange for these transition and wind down services, we are entitled to receive aggregate fees of $50 that are being paid in eight $6 increments from April 2015 through October 2018. These payments are separate from and incremental to the fixed and variable fees we receive under the TSA. On October 17, 2017, we entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI, other than with respect to certain limited services. We will provide services to Albertson’s LLC for one distribution center until at least October 2018, and NAI may notify us that it requires services for certain stores beyond September 21, 2018. The fees for these extended services, if any, will be the same per-store weekly fee (subject to a minimum fee) and the same weekly fee for the distribution center that Albertson’s LLC and NAI currently pay to us. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. We also agreed that Albertson’s would no longer provide services to us after September 21, 2019. In addition, we operate a distribution center in Lancaster, Pennsylvania that is owned by NAI. In March 2017, we acquired a distribution center in Harrisburg, Pennsylvania and leased a facility in Carlisle, Pennsylvania. They will replace the Lancaster facility in fiscal 2019.
Haggen
In connection with Haggen’s bankruptcy process, Haggen has now closed or sold all 164 of its stores. The transition and wind down of the Haggen transition services agreement occurred in the second quarter of fiscal 2017, and we now provide limited services in connection with the wind down of the Haggen estate. We filed approximately $2 of administrative 503(b)(9) priority claims and approximately $8 of unsecured claims with the bankruptcy court, including a number of contingent claims. On September 30, 2016, the bankruptcy court approved settlement agreements resolving our unsecured claims against Haggen. In accordance with the terms of the settlement agreements, we received approximately $3 from Haggen on October 11, 2016, and Haggen is obligated to make further payments of approximately $2 on account of our claims. Pursuant to the settlement agreement, Haggen has agreed not to pursue claw-backs of any transfers made to us. We could be exposed to claims from third parties from which we source products, services, licenses and similar benefits on behalf of Haggen. We have reserved for possible losses related to a portion of these third-party claims. It is reasonably possible that we could experience losses in excess of the amount of such reserves; however, at this time we cannot reasonably estimate a range of such excess losses because of the factual and legal issues related to whether we would have liability for any such third-party claims, if such third-party claims were asserted against us.
Pursuant to a trade agreement that Unified entered into with Haggen, Haggen paid a substantial portion of Unified’s prepetition receivables in exchange for certain shipping terms from Unified, and Haggen also agreed to stipulate to an allowed administrative 503(b)(9) priority claim for the balance of Unified’s prepetition claim for goods shipped to Haggen. Accordingly, Unified filed a proof of claim asserting an administrative expense priority claim in the amount of $6. Haggen has asserted certain potential offsets to Unified’s priority claim that Unified disputes. Unified also filed a proof of claim against Haggen for breach of contract damages related to the termination of its supply agreement and various ancillary agreements. If allowed, such claim would be treated as a general unsecured claim in the Haggen bankruptcy cases. Relatedly, on September 7, 2016, the Official Committee of Unsecured Creditors (the “Committee”) filed a complaint against Comvest Group Holdings, LLC, the private equity owner of Haggen (“Comvest”), certain of Haggen’s non-debtor affiliates, and certain of their respective officers, directors and managers (collectively the “Defendants”) in the bankruptcy court to recover additional funds for Haggen’s bankruptcy estate for the benefit of creditors, including potential payment of Unified claims. On December 9, 2016, the Defendants filed their answer to the Committee’s complaint generally denying the allegations asserted therein. The trial concluded in November 2017 and on January 22, 2018, the bankruptcy court ruled in favor of the Defendants on all counts dismissing the Committee’s complaint. On February 2, 2018, the Committee filed a Notice of Appeal and subsequently filed a Statement of Issues on Appeal challenging the bankruptcy court’s ruling with respect to the Committee’s Recharacterization claim. Absent a successful appeal, it is our understanding that the Haggen estate will not have sufficient assets to pay administrative expense priority claims in full, including our and Unified’s 503(b)(9) priority claims, or to pay any amounts for general unsecured claims.
Information Technology Intrusions
In prior periods, we have separately reported on reasonably possible losses with respect to the criminal network intrusions we experienced in fiscal 2015 (the “Criminal Intrusion”). As of the date of this filing, the only active claim relating to the Criminal Intrusion is the litigation entitled In Re: SUPERVALU Inc. Customer Data Security Breach Litigation disclosed in more detail below in this Note 15 under Legal Proceedings. We do not expect there to be any material changes to the Company resulting from the Criminal Intrusion, and we will no longer provide separate reporting with respect to the Criminal Intrusion.
Other Contractual Commitments
In the ordinary course of business, we enter into supply contracts to purchase products for resale and purchase, and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of June 16, 2018, we had approximately $375 of non-cancelable future purchase obligations.
Legal Proceedings
We are subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently available facts, the likelihood that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on our overall results of our operations, cash flows or financial position is remote.
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against us alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, we purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain of our assets to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints alleged that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that we and C&S purchased from each other. Plaintiffs are divided into Midwest plaintiffs and a New England plaintiff and are seeking monetary damages, injunctive relief and attorney’s fees. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting Midwest plaintiffs’ request to seek class certification for certain Midwest distribution centers and denying New England plaintiff’s request to add an additional New England plaintiff and denying plaintiff’s request to seek class certification for a group of New England retailers. In September 2015, the New England plaintiff appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of

New England retailers and the hearing before the 8th Circuit occurred on May 17, 2016. On September 7, 2016, the District Court granted Midwest plaintiffs’ motion to certify five Midwest distribution center classes, only one of which sued us (the non-arbitration Champaign distribution center class). On March 1, 2017, the 8th Circuit denied the New England plaintiff’s appeals seeking to join an additional New England plaintiff and the appeal seeking the ability to move for class certification of a smaller New England class. At a mediation on May 25, 2017, we reached a settlement with the non-arbitration Champaign distribution center class, which is the one Midwest class suing us. We and the Midwest plaintiffs entered into a settlement agreement and the court granted final approval of the settlement on November 17, 2017. The material terms of the settlement include: (1) denial of wrongdoing and liability by us; (2) release of all Midwest plaintiffs’ claims against us related to the allegations and transactions at issue in the litigation that were raised or could have been raised by the non-arbitration Champaign distribution center class; and (3) payment by us of $9. There is no contribution between us and C&S, and C&S did not settle the claims alleged against it and on April 19, 2018, a jury returned a verdict in favor of C&S determining that there was no conspiracy between Supervalu and C&S to restrain trade. The New England plaintiff is not a party to the settlement and is pursuing its individual claims and potential class action claims against us, which at this time are determined as remote. On February 15, 2018, we filed a summary judgment and Daubert motion and the New England plaintiff filed a motion for class certification. The hearing on the motions occurred on May 16, 2018, and we are waiting for a decision.
In August and November 2014, four class action complaints were filed against us relating to the criminal intrusions into our computer network that we announced in fiscal 2015 (the “Criminal Intrusion”). The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. We filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court’s dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and we filed our response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs’ motion to vacate the District Court’s dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, we filed a cross-appeal to preserve our additional arguments for dismissal of the plaintiffs’ complaint. On August 30, 2017, the 8th Circuit affirmed the dismissal for 14 out of the 15 plaintiffs finding they had no standing. The 8th Circuit did not consider our cross-appeal and remanded the case back for consideration of our additional arguments for dismissal against the one remaining plaintiff. On October 30, 2017, we filed our motion to dismiss the remaining plaintiff and on November 7, 2017, the plaintiff filed a motion to amend its complaint. The court held a hearing on the motions on December 14, 2017, and on March 7, 2018, the District Court denied plaintiff’s motion to amend and granted our motion to dismiss. On March 14, 2018, plaintiff appealed to the 8th Circuit. We had $50 of cyber threat insurance above a per incident deductible of $1 at the time of the Criminal Intrusion, which we believe should cover any loss related to this litigation.
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
On September 21, 2016, our Farm Fresh retail banner, classified as discontinued operations, received an administrative subpoena issued by the Drug Enforcement Administration (“DEA”). In addition to requesting information on Farm Fresh’s pharmacy policies and procedures generally, the subpoena also requested the production of documents that are required to be kept and maintained by Farm Fresh pursuant to the Controlled Substances Act and its implementing regulations. On November 23, 2016, Farm Fresh responded to the subpoena and is cooperating fully with DEA’s additional requests for information. On February 8, 2018, Farm Fresh received a letter from the US Attorney’s Office asserting violations of the Controlled Substances Act and the potential for penalties. Farm Fresh’s response to the alleged violations was due April 30, 2018. In March 2018, representatives for Farm Fresh engaged in discussions with representatives for the DEA and the US Attorney’s Office. We are in settlement discussions with the U.S. Attorney’s Office and believe that a settlement of the matter is probable. We have reduced our prior accrual, which was recorded within discontinued operations, based on the probable settlement amounts reflecting information available to us at this time and our expectation that we will settle this matter for an immaterial amount.
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
With respect to the matters discussed above, we believe the chance of a material loss is remote. It is possible, although management believes that the likelihood is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on our financial condition, results of operations or cash flows.
NOTE 16—SEGMENT INFORMATION
Summary operating results by reportable segment consisted of the following:

	First Quarter Ended June 16, 2018
	Wholesale	Retail	Corporate	Total
Net sales	$3,814	$901	$40	$4,755
Cost of sales	3,676	651	—	4,327
Gross profit	138	250	40	428
Selling and administrative expenses	90	270	68	428
Operating earnings (loss)	$48	$(20)	$(28)	$—
Interest expense, net				49
Net periodic benefit income, excluding service cost				(12)
Equity in earnings of unconsolidated affiliates				—
Loss from continuing operations before income taxes				$(37)

	First Quarter Ended June 17, 2017
	Wholesale	Retail	Corporate	Total
Net sales	$2,556	$906	$55	$3,517
Cost of sales	2,437	649	—	3,086
Gross profit	119	257	55	431
Selling and administrative expenses	61	257	69	387
Operating earnings (loss)	$58	$—	$(14)	$44
Interest expense, net				43
Net periodic benefit income, excluding service cost				(17)
Equity in earnings of unconsolidated affiliates				(2)
Earnings from continuing operations before income taxes				$20
NOTE 17—DISCONTINUED OPERATIONS
During the fourth quarter of fiscal 2018, we announced that we are pursuing the sale of certain of our corporately owned and operated retail operations consisting of Farm Fresh, Shop ‘n Save, and Shop ‘n Save East. The results of operations, financial position and cash flows of these banners have been presented as discontinued operations and the related assets and liabilities have been reclassified as held-for-sale for all periods presented. These three retail banners were previously separate components included in our Retail reporting segment. In addition, discontinued operations includes the results of operations and cash flows attributed to the assets and liabilities of the Save-A-Lot business.
During the first quarter of fiscal 2019, we completed the sale of 21 of our 38 Farm Fresh stores to three different retailers: Harris Teeter, Kroger Mid-Atlantic Division, and Food Lion, and we completed the sale of the Farm Fresh pharmacy assets, for a total of $53. We recorded an income tax provision on the sale of the 21 stores and pharmacy assets of $1. Subsequent to the first quarter of fiscal 2019, we completed the sale of an additional five Farm Fresh stores to Wholesale customers through lease assignments. The remaining stores were closed in the first quarter of fiscal 2019.

Operating results of discontinued operations are summarized below:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Net sales	$350	$487
Cost of sales	267	367
Gross profit	83	120
Selling and administrative expenses	112	115
Gain on sale	(37)	—
Operating earnings	8	5
Interest expense, net	—	—
Earnings from discontinued operations before income taxes	8	5
Income tax provision	2	2
Income from discontinued operations, net of tax	$6	$3
The carrying amounts of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets were as follows:

	June 16, 2018	February 24, 2018
Current assets
Cash and cash equivalents	$5	$7
Receivables, net	5	8
Inventories, net	70	109
Other current assets	4	6
Total current assets of discontinued operations	84	130
Long-term assets
Property, plant and equipment, net	56	74
Intangible assets, net	—	1
Deferred tax assets	8	8
Other assets	1	1
Total long-term assets of discontinued operations	65	84
Total assets of discontinued operations	$149	$214

Current liabilities
Accounts payable	$39	$51
Accrued vacation, compensation and benefits	26	20
Current maturities of capital lease obligations	2	2
Other current liabilities	11	9
Total current liabilities of discontinued operations	78	82
Long-term liabilities
Long-term capital lease obligations	14	14
Other long-term liabilities	1	3
Total long-term liabilities of discontinued operations	15	17
Total liabilities of discontinued operations	93	99
Net assets of discontinued operations	$56	$115

NOTE 18—SUBSEQUENT EVENTS
On July 25, 2018, SUPERVALU INC. (“SUPERVALU”), SUPERVALU Enterprises, Inc., a wholly owned subsidiary of SUPERVALU (“Enterprises”), United Natural Foods, Inc. (“UNFI”) and Jedi Merger Sub, Inc., a newly formed wholly owned subsidiary of UNFI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of the Company by UNFI.
The transaction will be effected through a merger of Merger Sub and (1) SUPERVALU, if the Merger (as defined below) is completed prior to the completion of the Holding Company reorganization, or (2) Enterprises, if the Merger (as defined below) is completed following the completion of the Holding Company reorganization (as used in this section, the “Company”). On the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of UNFI, and each outstanding share of the holding company’s common stock will be converted into the right to receive $32.50 per share in cash. The Merger Agreement contains certain termination rights, in which we may be required to pay UNFI a termination fee of $40.5 in certain circumstances.
For further information on the proposed Merger and Merger Agreement, please refer to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 26, 2018.
The transaction is currently expected to be completed in the fourth quarter of calendar year 2018, subject to receipt of required regulatory approvals, shareholder approval and other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share data)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act” in this Quarterly Report on Form 10-Q and the information in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018.
The results of operations, financial position and cash flows of three retail banners, formerly reported within the Retail segment, and Save-A-Lot are reported as discontinued operations for all periods presented. For additional information, see Note 17—Discontinued Operations within the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
EXECUTIVE OVERVIEW
Business Overview
As the largest public company grocery wholesaler in the United States, our core Wholesale business distributes grocery and other products and provides services to retailers across the United States. Our Wholesale business serves a diverse and dynamic customer base, including our Retail segment, that benefits from our scale efficiencies, broad product assortment, including an industry-leading portfolio of private brands and unique ethnic and specialty products, and services offering. We also operate three Retail banners in our continuing operations. Our business is classified into two reportable segments: Wholesale and Retail.
Strategic Business Transformation
We have been undergoing a strategic transformation since 2016 to become the wholesale supplier of choice for grocery retailers across the United States, while also executing initiatives to deliver long-term shareholder value. Our sale of Save-A-Lot for $1.3 billion in fiscal 2017 significantly reduced our debt, eliminated significant capital expenditures for Save-A-Lot’s retail business, provided flexibility and increased resources available to invest in our strategic business transformation. In fiscal 2018, we continued our strategic transformation by growing and investing in our Wholesale business through the acquisitions of Unified Grocers, Inc. (“Unified”) and Associated Grocers of Florida, Inc. (“AG Florida”) as well as new distribution centers in Harrisburg, Pennsylvania and Joliet, Illinois. This growth of our Wholesale business and distribution network builds upon the value proposition we offer customers, including creating greater scale and efficiencies, building capabilities and expanding our product assortment, and developing our value-added services.
Our on-going transformation is guided by our four strategic pillars: growing our core Wholesale business; optimizing our asset base; de-levering our balance sheet; and strategic and opportunistic mergers and acquisitions.
Proposed Merger with United Natural Foods, Inc.
On July 25, 2018, SUPERVALU INC. (“SUPERVALU”), SUPERVALU Enterprises, Inc., a wholly owned subsidiary of SUPERVALU (“Enterprises”), United Natural Foods, Inc. (“UNFI”) and Jedi Merger Sub, Inc., a newly formed wholly owned subsidiary of UNFI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of the Company by UNFI.
The transaction will be effected through a merger of Merger Sub and (1) SUPERVALU, if the Merger (as defined below) is completed prior to the completion of the Holding Company reorganization, or (2) Enterprises, if the Merger (as defined below) is completed following the completion of the Holding Company reorganization (as used in this section, the “Company”). On the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of UNFI, and each outstanding share of the holding company’s common stock will be converted into the right to receive $32.50 per share in cash. The Merger Agreement contains certain termination rights, in which we may be required to pay UNFI a termination fee of $40.5 in certain circumstances.
The transaction is currently expected to be completed in the fourth quarter of calendar year 2018, subject to receipt of required regulatory approvals, shareholder approval and other customary closing conditions.

Holding Company Structure to Advance Transformation Strategy
On June 12, 2018, we announced our proposal to reorganize our corporate structure (the “Holding Company Proposal”) to further facilitate our strategic transformation, among other benefits to our stockholders. This proposal, as outlined in our definitive proxy statement/prospectus filed with the SEC on July 2, 2018, would result in a reorganization of our corporate structure into a holding company structure.
Distribution Center Sale-Leaseback Agreements
On May 9, 2018, we received $382 in aggregate proceeds, excluding taxes and closing costs, for the sale and leaseback of seven of our distribution centers as part of our previously announced agreement to sell eight of our owned distribution centers. Subject to customary closing conditions, the sale of the eighth distribution center is expected to close in the third quarter of fiscal 2019 and generate $101 of proceeds. The estimated total net proceeds after taxes and costs are expected to be approximately $445. In the first quarter of fiscal 2019, we utilized the net proceeds received from the sale of the seven distribution centers to redeem $220 of our 6.75 percent Senior Notes due June 2021, make the required principal prepayments of $100 to the Secured Term Loan Facility, pay off the $26 Harrisburg mortgage and reduce outstanding borrowings under the Revolving ABL Credit Facility. We intend to utilize the remaining net proceeds from the sale of the eighth distribution center to further reduce outstanding debt.
For the distribution centers sold, we have entered into lease agreements with initial terms of 20 years with five, five-year renewal options that qualified for sale-leaseback accounting and have been classified as operating leases. In the first quarter of fiscal 2019, we deferred a $91 gain on the sale of the seven distribution centers, which is classified in Other long-term liabilities and Other current liabilities. Separate from the eight distribution center sale-leaseback transactions, we also entered into an agreement to sell one distribution center. Subject to closing conditions, upon closing of this sale we would enter into a shorter-term lease for the facility.
Sale of Certain Farm Fresh Operations
During the first quarter of fiscal 2019, we completed the sale of 21 of our 38 Farm Fresh stores to three different retailers: Harris Teeter, Kroger Mid-Atlantic Division, and Food Lion, and we completed the sale of the Farm Fresh pharmacy assets, for a total of $53. Subsequent to the first quarter of fiscal 2019, we completed the sale of an additional five Farm Fresh stores to Wholesale customers through lease assignments. The remaining stores were closed in the first quarter of fiscal 2019.
Retail Discontinued Operations
During the fourth quarter of fiscal 2018, we announced the exit of our Farm Fresh banner and that we are pursuing the sale of our corporately owned and operated retail operations consisting of Shop ‘n Save in the St. Louis, Missouri area (“Shop ‘n Save”) and our Shop ‘n Save stores located in West Virginia, Maryland, Pennsylvania, and Virginia (“Shop ‘n Save East”). These retail assets have been classified as held for sale and the historical results of operations, financial position and cash flows directly attributable to these operations are now reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. Throughout this Quarterly Report on Form 10-Q, references to the Retail segment exclude these retail assets that are held for sale. The assets of these retail operations were recorded at what we believe to be their estimated fair value less costs to sell. No impairment charges were recorded as a result of the classification of these assets as held for sale because previous impairment charges have been recorded that have already written down the individual long-lived assets to their fair value.
Business Strategies and Initiatives
Wholesale:

•
Retaining existing customers by anticipating, listening to and meeting our customer needs, and differentiating ourselves through our service levels, pricing, product offerings and professional services

•
Growing our business with existing customers by marketing our fresh product offerings, such as produce, and our ethnic and specialty capabilities and our professional service offerings to help our customers compete and grow their business, including retail store support, advertising, couponing, e-commerce, network and data hosting solutions, training and certifications classes, as well as administrative back-office solutions

•	Affiliating new customers, including traditional and non-traditional formats, and aggressively pursuing external growth and market opportunities

•
Integrating and realizing synergies from the acquisitions of Unified and AG Florida, including optimizing our distribution network, leveraging combined procurement volume and expanding enhanced professional services offerings to acquired customers

•	Expanding the Market Centre® product offerings into our supply chain and continuing to optimize our product offerings to anticipate and meet our customer’s needs

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
First Quarter of Fiscal 2019 Highlights

•
Net sales were $4,755, an increase of $1,238 or 35.2 percent, primarily due to sales from the acquired Unified and AG Florida businesses and higher sales from new Wholesale customers and stores, offset in part by lower sales due to stores no longer operated by customers, lower TSA fees, lower military sales and lower sales from closed Retail stores.

•
Gross profit was $428, a decrease of $3 or 0.7 percent. Corporate gross profit decreased by $15 and Retail gross profit decreased by $7, which was partially offset by an increase in Wholesale gross profit of $19. The decrease in Gross profit primarily reflects lower TSA fees received, lower legacy Wholesale gross profit from decreased sales and lower Retail gross profit, offset in part by higher Wholesale gross profit from the acquired Unified and AG Florida businesses.

•
Operating earnings were $0, a decrease of $44, which primarily reflects higher expenses from the acquired Unified and AG Florida businesses, including higher occupancy and contracted services costs, higher depreciation expense, lower TSA fees, higher store closure charges and costs, and higher severance costs, offset in part by higher gross profit from the acquired Unified and AG Florida businesses and a legal reserve charge last year.

Impact of Inflation and Deflation
We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes. We have experienced a mix of inflation and deflation across product categories within our business segments during the first quarter of fiscal 2019.
In aggregate across all of our businesses and taking into account the mix of products, management estimates our businesses experienced low single digit cost inflation in the first quarter of fiscal 2019. The Wholesale and Retail business segments experienced cost inflation within the produce product category. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared.
Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales.
Competitive Environment
The United States grocery business is highly competitive, and management expects operating results will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace. Our Retail segment continues to be impacted by price competition, competitive store openings and a challenging sales and operating environment, which impacts Gross profit and Operating earnings. These factors affecting the Retail segment are expected to continue to impact fiscal 2019.

Service Agreements
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

RESULTS OF OPERATIONS

The following table summarizes operating data we believe is important to our business:

	First Quarter Ended
Results of Operations	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Net sales	$4,755	$3,517
Cost of sales	4,327	3,086
Gross profit	428	431
Selling and administrative expenses	428	387
Operating earnings	—	44
Interest expense, net	49	43
Net periodic benefit income, excluding service cost	(12)	(17)
Equity in earnings of unconsolidated affiliates	—	(2)
(Loss) earnings from continuing operations before income taxes	(37)	20
Income tax (benefit) provision	(10)	11
Net (loss) earnings from continuing operations	(27)	9
Income from discontinued operations, net of tax	6	3
Net (loss) earnings including noncontrolling interest	(21)	12
Less net earnings attributable to noncontrolling interests	—	(1)
Net (loss) earnings attributable to SUPERVALU INC.	$(21)	$11
Diluted continuing operation net (loss) earnings per share attributable to SUPERVALU INC.	$(0.70)	$0.21
Weighted average shares outstanding—diluted	38	38
Other Statistics of Continuing Operations
Depreciation and amortization	$67	$53
Capital expenditures(1)	$70	$82
Adjusted EBITDA(2)	$98	$118
Financial Position of Continuing Operations
Working capital(3)	$565	$463
Total assets	$3,953	$3,333
Total debt and capital lease obligations	$1,598	$1,473
Stores Supplied and Operated:
Wholesale primary stores(4)	3,495	2,072
Retail stores	111	115
Subtotal	3,606	2,187
Wholesale secondary stores(5)	2,454	262
Total number of stores	6,060	2,449

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude cash payments for business acquisitions.

(2)
Adjusted EBITDA is a non-GAAP financial measure provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Refer to the “Non-GAAP Financial Measures” section below for additional information regarding our use of non-GAAP financial measures.

(3)
Working capital of continuing operations is calculated using the first-in, first-out method for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $201 and $200 as of June 16, 2018 and June 17, 2017, respectively.

(4)
Wholesale primary stores is defined as a customer location that has received over a certain dollar threshold of Wholesale product for each of the last three fiscal periods in a given quarter and purchases two or more product groups.

(5)
Wholesale secondary stores is defined as a customer location that has received over a certain dollar threshold of Wholesale product for each of the last three fiscal periods in a given quarter but fails to meet the criteria to be a primary store. The acquisition of Unified increased the secondary store count substantially because of its smaller Wholesale customer store size and its distribution of one product group to certain customer stores.

First Quarter of Fiscal 2019
The following discussion summarizes operating results for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018:
Net Sales
The following table outlines the composition of and variances in Net sales:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)	Variance
Wholesale	$3,814	$2,556	$1,258
Retail	901	906	(5)
Corporate	40	55	(15)
Total Net sales	$4,755	$3,517	$1,238
The following tables reconcile the sales variances for each reportable segment:

First Quarter Ended
Wholesale	June 16, 2018 (16 weeks)
Net sales from the first quarter of fiscal 2018	$2,556
Unified’s net sales	1,140
AG Florida’s net sales	204
Increase in net sales to new customers(1)	50
Increase in net sales to new stores operated by existing customers(2)	41
Lower net sales to existing customer stores	(48)
Lower net sales due to stores no longer operated by customers(3)	(115)
Lower military net sales	(10)
Other revenue	(4)
Net sales for the first quarter of fiscal 2019	$3,814

(1)	Increases in net sales to new customers are primarily attributable to the affiliations of nine larger new customers.

(2)	Increases in net sales to new stores operated by existing customers primarily reflect organic new store growth from existing customers.

(3)
Lower net sales due to stores no longer operated by customers primarily reflects the carryover effect of sales lost as a result of the Marsh bankruptcy, temporary opportunistic wholesale supply provided to a customer last year and store locations we no longer supply for existing customers.

First Quarter Ended
Retail	June 16, 2018 (16 weeks)
Net sales from the first quarter of fiscal 2018	906
Identical store sales of positive 0.4 percent(1)	3
Lower sales from closed stores	(9)
Increased sales from new stores	1
Net sales for the first quarter of fiscal 2019	901

(1)
Average basket size variance was positive 2.1 percent and average customer count was negative 1.7 percent. Retail identical store sales are defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and announced planned store dispositions. Average basket size is defined based on average purchases and customer count is defined as the number of transactions, both over the same four full quarters, including store expansions and excluding fuel and planned store dispositions.

Corporate
Corporate’s Net sales decreased primarily due to $15 of lower fees under the TSA from a lower number of stores and distribution centers serviced.
Gross Profit
The following table outlines the composition of and variances in Gross profit:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)	Variance
Wholesale	$138	$119	$19
% of Wholesale sales	3.6%	4.7%	(1.1)%
Retail	250	257	(7)
% of Retail sales	27.7%	28.3%	(0.6)%
Corporate	40	55	(15)
Total Gross profit	$428	$431	$(3)
% of total Net sales	9.0%	12.2%	(3.2)%
Wholesale’s gross profit increased $19 primarily due to $22 of higher gross profit attributable to the acquired Unified business, which was impacted by transition expenses related to network optimization of the legacy Supervalu and Unified distribution network in the Pacific Northwest, $8 of higher gross profit attributable to the acquired AG Florida business (both including depreciation expense related to facilities valued in purchase accounting) and $7 of higher gross margins, offset in part by $11 of lower gross profit from decreased sales when excluding acquired businesses and $4 of higher occupancy costs, including the start-up impact from new distribution centers. The acquired Unified business contributed an approximate 70 basis point decrease in Wholesale gross profit as a percent of Wholesale sales.
Retail’s gross profit decreased primarily due to lower sales, higher shrink and other operating costs.
Corporate’s gross profit decreased primarily due to a lower number of stores and distribution centers serviced under the TSA discussed in the net sales variances above. The shared service center costs incurred to support back-office functions related to the TSA and the services agreement with Moran Foods represent administrative overhead and are recorded in Selling and administrative expenses. We expect that revenues generated from the TSA will result in lower Corporate net sales, gross profit and operating earnings in fiscal 2019 and 2020, as discussed in the Executive Overview section above.
Total Gross profit as a percent of total Net sales decreased due to the overall Wholesale sales mix and the contribution of Unified to the gross profit rate, which is expected to continue until the results of Unified have been included in the comparative results of operations.
Selling and Administrative Expenses
Selling and administrative expenses for the first quarter of fiscal 2019 were $428 or 9.0 percent of Net sales, compared with $387 or 11.0 percent of Net sales last year, an increase of $41 or 10.6 percent. Selling and administrative expenses for the first quarter of fiscal 2019 included net charges and costs of $23, comprised of store closure charges and costs of $11, severance costs of $9, merger and integration costs of $6 and costs for our Holding Company Proposal and related reorganization of $1, offset in part by a gain on sale of property of $4. Selling and administrative expenses for the first quarter of fiscal 2018 included net charges and costs of $13, comprised of a legal reserve charge of $9, merger and integration costs of $4 and severance costs of $2, offset in part by a gain on sale of property of $2. When adjusted for these items, the remaining increase of $31 in Selling and administrative expenses is primarily due to $22 of higher employee-related costs driven by the acquired Unified and AG Florida businesses and $5 of depreciation and amortization expense.

Operating Earnings
The following table outlines the composition of and variances in Operating earnings:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)	Variance
Wholesale	$48	$58	$(10)
% of Wholesale sales	1.3%	2.3%	(1.0)%
Retail	(20)	—	(20)
% of Retail sales	(2.2)%	—%	(2.2)%
Corporate	(28)	(14)	(14)
Total Operating earnings	$—	$44	$(44)
% of total Net sales	—%	1.3%	(1.3)%
Wholesale operating earnings for the first quarter of fiscal 2019 included a gain on sale of $4 and a severance benefit of $2. Wholesale operating earnings for the first quarter of fiscal 2018 included a legal reserve charge of $9. When adjusted for these items, the remaining $25 decrease in Wholesale operating earnings is primarily due to $44 of higher Wholesale selling and administrative costs primarily due to the acquired Unified and AG Florida businesses and higher corporate allocated expenses, offset in part by the $19 increase in Wholesale gross profit discussed above. Due to the decline in TSA revenues and our annual assessment regarding segment resource consumption, we attributed and recorded an additional $12 of corporate administrative expense within Wholesale during the first quarter of fiscal 2019.
Retail operating loss for the first quarter of fiscal 2019 included severance costs of $11 and store closure charges and costs of $3. When adjusted for these items, the remaining $6 decrease in Retail operating earnings is primarily due to lower sales, higher shrink and other operating costs.
Corporate operating loss for the first quarter of fiscal 2019 included net charges and costs of $15, comprised of store closure charges and costs of $8, merger and integration costs of $6 and Holding Company Proposal costs of $1. Corporate operating loss for the first quarter of fiscal 2018 included net charges and costs of $4, comprised of merger and integration costs of $4 and severance costs of $2, offset in part by a gain on sale of $2. When adjusted for these items, the remaining $3 decrease in Corporate operating earnings is primarily due to lower TSA fees as discussed above, offset in part by lower corporate administrative costs that are being allocated to Wholesale.
Interest Expense, Net

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Interest expense on long-term debt, net of capitalized interest	$32	$27
Interest expense on capital lease obligations	5	6
Amortization of financing costs and discount	1	3
Other	3	3
Unamortized financing charges	3	3
Debt refinancing costs	5	2
Interest income	—	(1)
Interest expense, net	$49	$43
Interest expense, net increased $6 in the first quarter of fiscal 2019 compared to last year is primarily due to higher average outstanding borrowings under the Secured Term Loan Facility to finance the acquisition of Unified. In the first quarter of fiscal 2019, we redeemed $220 of the outstanding 6.75 percent Senior Notes due June 2021, made $134 of mandatory prepayments under the Secured Term Loan Facility and paid off the Harrisburg, PA distribution center mortgage of $26.

Income Tax (Benefit) Expense
Income tax benefit for the first quarter of fiscal 2019 was $10, or 26.5 percent of loss from continuing operations before income taxes, compared with an income tax expense of $11, or 56.7 percent of earnings from continuing operations before income taxes last year. The income tax (benefit) for the first quarter of fiscal 2019 compared to the income tax expense for the first quarter of fiscal 2018 is primarily due to the reduction in earnings from continuing operations before income taxes and a decrease in discrete tax expense in the first quarter of fiscal 2019 primarily related to stock-based compensation and the tax benefit for the release of a valuation allowance in the first quarter of fiscal 2019.
The Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 made broad and complex changes to the U.S. tax code. According to SEC guidance, we recorded provisional adjustments based on reasonable estimates. These estimates may be impacted by future guidance regarding tax accounting methods and elections, state tax conformity to federal tax changes and expected changes to U.S. Treasury regulations. We anticipate these estimates will be finalized on or before the due date of our federal and state income tax returns.
Net (Loss) Earnings from Continuing Operations
Net loss from continuing operations for the first quarter of fiscal 2019 was $27, compared with net earnings from continuing operations of $9 last year. Net loss from continuing operations for the first quarter of fiscal 2019 included after-tax net charges and costs of $20, comprised of store closure charges and costs of $8, severance costs of $8, merger and integration costs of $4, debt refinancing costs of $3, unamortized financing charges of $2, and costs from our Holding Company Proposal and related reorganization of $1, offset by a deferred income tax benefit of $3 and a gain on sale of property of $3. Net earnings from continuing operations for the first quarter of fiscal 2018 included after-tax net charges and costs of $12, comprised of a legal reserve charge of $6, merger and integration costs of $3, an unamortized debt financing charge of $2, debt refinancing costs of $1 and severance costs of $1, offset in part by a gain on sale of property of $1. When adjusted for these items, the remaining $28 after-tax decrease in net earnings from continuing operations is due to the variances discussed in the Operating Earnings, Interest Expense, Net and Income Tax (Benefit) Expense sections above.
Income from Discontinued Operations, Net of Tax
Discontinued operations primarily include three retail banners, formerly reported within the Retail segment, and the Save-A-Lot business that was previously disclosed as a separate reporting segment. Discontinued operations related to Save-A-Lot have been adjusted for assets, liabilities, operating results, and cash flows of the Save-A-Lot business as provided under the SAL Merger Agreement and the Separation Agreement. Discontinued operations for Farm Fresh, Shop ‘n Save and Shop ‘n Save East retail banners reflect assets, liabilities, operations results and cash flows of the three banners that are being held for sale, except for those assets and liabilities of the Farm Fresh banner that were sold in the first quarter of fiscal 2019. The results of discontinued operations also include a gain on sale of $37 that was recorded related to the 21 Farm Fresh stores and pharmacy assets sold during the first quarter of fiscal 2019.
The decrease in net sales and gross profit of discontinued operations is primarily due to the sale of 21 of our Farm Fresh stores on May 3, 2018 and lower identical store sales of the remaining retail stores in discontinued operations. In addition, gross profit of discontinued operations decreased due to lower gross margins on inventory sold at higher discounts on sold and closed stores. Selling and administrative expenses include severance costs related to sold and closed stores. Refer to Note 17—Discontinued Operations within the Condensed Consolidated Financial Statements for additional financial information regarding these discontinued operations.
NON-GAAP FINANCIAL MEASURES
Use of Non-GAAP Financial Measures
Our Condensed Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles (“GAAP”). In addition to the above analysis of results of operations, we also consider certain non-GAAP financial measures to assess the performance of our business and understand underlying operating performance and core business trends, which we use to facilitate operating performance comparisons of our business on a consistent basis over time. The measures and items identified below, such as Adjusted EBITDA, are provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. In each of these measures, certain items are being omitted either because they are non-cash items or are items that are not considered in our supplemental assessment of on-going business performance. Certain of these adjustments are considered in similar supplemental analyses by other companies, such as depreciation and amortization, impairment charges and certain other adjustments.

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
Limitations of Use
Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude items that may be considered recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. All measurements are provided with a reconciliation from a GAAP measurement. The non-GAAP financial measures below should only be considered as an additional supplement to our financial results reported in accordance with GAAP and should be reviewed in conjunction with our results reported in accordance with GAAP in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018.
There are significant limitations to using Adjusted EBITDA as a financial measure, including, but not limited to, it not reflecting cash expenditures for capital assets or contractual commitments, changes in working capital, income taxes, capital lease obligations and debt service expenses that are recurring in our results of operations.
Definitions
We define Adjusted EBITDA as Net (loss) earnings from continuing operations, plus Interest expense, net, Net periodic benefit income, excluding service cost, and Income tax (benefit) provision, less Net earnings attributable to noncontrolling interests calculated in accordance with GAAP, plus non-GAAP adjustments for Depreciation and amortization, Stock-based compensation, LIFO charge (credit), certain employee-related costs and pension-related charges (including severance costs, pension settlement charges, multiemployer pension withdrawal charges, accelerated stock-based compensation charges and other items), certain non-cash asset impairment and other charges (including asset write-offs, store closures and market exits), certain gains and losses on the sale of property, goodwill and intangible asset impairment charges, costs related to the separation of businesses, legal settlement charges and gains, contract breakage costs and certain other non-cash charges or items, as determined by management.
The following table reconciles Adjusted EBITDA to Net (loss) earnings from continuing operations:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)
Net (loss) earnings from continuing operations	$(27)	$9
Less net earnings attributable to noncontrolling interests	—	(1)
Income tax (benefit) provision	(10)	11
Interest expense, net	49	43
Net periodic benefit income, excluding service cost	(12)	(17)
Depreciation and amortization	67	53
Stock-based compensation	6	6
LIFO charge	2	1
Store closure charges and costs(1)	11	—
Severance costs(2)	9	2
Merger and integration costs(3)	6	4
Holding Company Proposal costs(4)	1	—
Legal reserve charge(5)	—	9
Gain on sale of property(6)	(4)	(2)
Adjusted EBITDA	$98	$118

(1)	Store closure charges and costs include lease reserve charges and impairment and severance related costs due to store closures, including the sale of pharmacy prescription files.

(2)	Severance costs primarily reflect termination costs for employees who are not part of our on-going business.

(3)
Merger and integration costs relate to the acquisitions and integration of Unified and AG Florida and primarily reflect employee severance and transition costs. We expect to incur approximately $20 of merger and integration costs related to Unified and AG Florida in fiscal 2019.

(4)	Holding Company Proposal costs reflect restructuring expenses for professional fees and legal entity realignment related to our proposed reorganization into a holding company structure.

(5)	Legal reserve charge reflects a settlement for certain legal proceedings.

(6)	Gain on sale of property reflects a gain on the sale of a distribution center.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility decreased $68 to $748 as of June 16, 2018 from $816 as of February 24, 2018.

•
Total debt decreased $300 to $1,432 as of June 16, 2018 from $1,732 as of February 24, 2018, net of unamortized debt financing costs and original issue discount, primarily related to our redemption of $220 of the outstanding 6.75 percent Senior Notes due June 2021, $134 of mandatory prepayments under the Secured Term Loan Facility and the $26 pay-off of the Harrisburg, PA distribution center mortgage, offset in part by higher borrowings under the Revolving ABL Credit Facility. The decrease in debt was primarily driven by available proceeds received from the sale-leaseback of seven distribution centers and the sale of 21 Farm Fresh stores and Farm Fresh pharmacy assets.

•	There are no scheduled debt maturities and no required prepayments due in the remainder of fiscal 2019.

•
Working capital of continuing operations increased $101 to $565 as of June 16, 2018 from $464 as of February 24, 2018, excluding the impacts of the LIFO reserve, primarily due to inventory and accounts receivable increases, offset in part by an increase in accounts payable related to the inventory increase.

•
We expect to be able to fund debt maturities through internally generated funds, borrowings under the Revolving ABL Credit Facility, additional term loans under the Secured Term Loan Facility (subject to identifying term loan lenders or other institutional lenders and satisfying certain terms and conditions) or through new debt issuances.

•	No minimum pension contributions are required under ERISA for the remainder of fiscal 2019.

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
Our primary sources of liquidity are from internally generated funds and from borrowing capacity under our credit facilities. We will continue to obtain short-term and long-term financing from our credit facilities. Long-term financing will be maintained through existing and new debt issuances and our credit facilities. Our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund debt obligations and capital expenditures as opportunities arise. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that we will continually have access to credit on acceptable terms. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.
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
Our continued access to short-term and long-term financing through credit markets depends on numerous factors including the condition of the credit markets and our results of operations, cash flows, financial position and credit ratings.
We do not pay dividends, and there is no current intent to pay dividends. We are limited in the aggregate amount of dividends that we may pay under the terms of our Secured Term Loan Facility and our Revolving ABL Credit Facility and would need to meet certain conditions under these credit facilities before paying a dividend, as described in Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q. The payment of future dividends is subject to the discretion of our Board of Directors and the requirements of Delaware law, and will depend on a variety of factors that our Board of Directors may deem relevant.

Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	First Quarter Ended
	June 16, 2018 (16 weeks)	June 17, 2017 (16 weeks)	Variance
Cash flow activities
Net cash (used in) provided by operating activities—continuing operations	$(64)	$30	$(94)
Net cash provided by (used in) investing activities—continuing operations	315	(77)	392
Net cash (used in) provided by financing activities—continuing operations	(318)	5	(323)
Net cash provided by (used in) discontinued operations	61	(38)	99
Net decrease in cash and cash equivalents	(6)	(80)	74
Cash and cash equivalents at beginning of period	48	332	(284)
Cash and cash equivalents at the end of period	42	252	(210)
Less cash and cash equivalents of discontinued operations at end of period	(5)	(6)	1
Cash and cash equivalents of continuing operations at end of period	$37	$246	$(209)
The increase in net cash used in operating activities from continuing operations in the first quarter of fiscal 2019 compared to the net cash provided by operating activities from continuing operations last year is primarily due to higher cash utilized for net working capital and other assets and liabilities to support higher Wholesale sales volumes, a higher continuing operations cash tax refund received last year and lower cash generated from earnings.
The increase in net cash provided by investing activities in the first quarter of fiscal 2019 compared to the net cash used in investing activities from continuing operations last year is primarily due to cash received from the sale of seven distribution centers that were leased back in the first quarter of fiscal 2019.
The increase in net cash used in financing activities in the first quarter of fiscal 2019 compared to the net cash provided by financing activities of continuing operations last year is primarily due to our redemption of $220 of the outstanding 6.75 percent Senior Notes due June 2021, $134 of mandatory prepayments on the Secured Term Loan Facility and the $26 pay-off of the Harrisburg, PA distribution center mortgage.
The increase in net provided by discontinued operations in the first quarter of fiscal 2019 compared to the net cash used in discontinued operations last year is primarily due to cash proceeds received from the sale of certain Farm Fresh assets in the first quarter of fiscal 2019 and taxes paid in the first quarter of fiscal 2018 related to the sale of Save-A-Lot, offset in part by lower cash generated from discontinued operations in the first quarter of fiscal 2019.
Credit Facilities and Debt Agreements
Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.
Capital Expenditures
Capital expenditures in the first quarter of fiscal 2019 were $70, including capital lease additions but excluding cash paid for business acquisitions, and primarily consisted of investments in two new distribution centers, Retail store remodels and technology improvements.
Capital expenditures for fiscal 2019 are estimated to be approximately $190 to $210 and primarily relate to investments in our newly acquired distribution centers and network optimization, Retail store remodels and information technology investments.
We define capital expenditures as cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude payments for business acquisitions and capitalized property, plant and equipment obligations for which cash payment has not been made and obligations exist within Accounts payable.

Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $5 and $1 in the first quarters of fiscal 2019 and 2018, respectively.
No minimum contributions are required to our pension plans for the remainder of fiscal 2019 in accordance with ERISA. We anticipate fiscal 2019 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $5 to $10.
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
CRITICAL ACCOUNTING POLICIES
There were no material changes to our critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
We have outstanding guarantees and are contingently liable under other contractual arrangements. See Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption “Guarantees and Contingent Liabilities” in Part I, Item I of this Quarterly Report on Form 10-Q.
Legal Proceedings
We are a party to various legal proceedings arising from the normal course of business as described in Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q, none of which, in our opinion, is expected to have a material adverse impact on our financial condition, results of operations or cash flows.
Multiemployer Pension Plans
We contribute to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During the first quarter of fiscal 2019 and 2018, we contributed $13 and $10, respectively, to these multiemployer pension plans. There have been no material changes in our multiemployer pension plan arrangements since the end of fiscal 2018. Refer to Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 for information regarding these arrangements.

Contractual Obligations
The following table represents our significant contractual obligations as of June 16, 2018:

	Payments Due Per Period
	Total	Remaining Fiscal 2019	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$1,454	$—	$4	$387	$363	$700
Interest on long-term debt(4)	418	51	87	160	106	14
Operating leases(5)	1,226	62	97	175	140	752
Capital leases(6)	221	23	35	61	47	55
Purchase obligations(7)	375	171	79	100	25	—
Self-insurance obligations(8)	71	17	14	16	9	15
Total contractual obligations	$3,765	$324	$316	$899	$690	$1,536

(1)
Because the timing of certain future payments beyond fiscal 2019 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude our discretionary funding of our pension and required funding of our postretirement benefit obligations, which totaled $5 for the first quarter of fiscal 2019, and multiemployer pension plan contributions, which totaled $13 for the first quarter of fiscal 2019. Pension and postretirement benefit obligations were $255 as of June 16, 2018. We expect to contribute $5 to $10 to pension and postretirement benefit plans during fiscal 2019, but are not required to make minimum pension contributions.

(2)
Unrecognized tax benefits, which totaled $45 as of June 16, 2018, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per fiscal period for 2019 through thereafter exclude any Excess Cash Flow prepayments that may be required under the provisions of the Secured Term Loan Facility because the amount of such future prepayment amounts, if any, are not reasonably estimable as of June 16, 2018.

(4)
Amounts include contractual interest payments using the interest rate as of June 16, 2018 applicable to our variable interest debt instruments (including variable interest rates under the Secured Term Loan Facility that have been swapped to fixed interest rates) and stated fixed rates for all other debt instruments.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $87, $12, $19, $27, $12 and $17, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $34, $4, $6, $9, $7, and $8, respectively.

(7)
Our purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of June 16, 2018, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, we enter into supply contracts to purchase product for resale to Wholesale customers and to consumers, which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

(8)
Our insurance reserves include the undiscounted obligations related to workers’ compensation, general and automobile liabilities at the estimated ultimate cost of reported claims and claims incurred but not yet reported and related expenses.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2—Recently Adopted and Issued Accounting Standards in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards not yet adopted by us, and for which we are currently evaluating their impact on our financial statements.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for our businesses and their respective markets, such as projections of future performance, guidance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “may continue,” “outlook,” “is anticipated,” “estimate,” “project,” “believes,” “intends” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.
Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 under the heading “Risk Factors,” the factors discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described in Note 8—Long-Term Debt and in Note 7—Fair Value Measurements of Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in market risk for us in the period covered by this report. See the discussion of market risk in Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Management of Supervalu, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of Supervalu’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 16, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Supervalu’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Supervalu in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to Supervalu’s management, including Supervalu’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There has been no change to Supervalu’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, Supervalu’s internal control over financial reporting.
On June 23, 2017 and December 8, 2017, Supervalu completed its acquisitions of Unified and AG Florida, respectively. Management has currently integrated some of the acquired entities into Supervalu’s existing internal controls over financial reporting. The integration work will continue approximately through fiscal year end. Management continues to evaluate both integrated and non-integrated internal controls and procedures of Unified and AG Florida, potentially leading to changes in the internal control over financial reporting for Supervalu in future fiscal periods.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently available facts, it is remote that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on the overall results of our operations, cash flows or financial position. See Note 15—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q under the caption “Legal Proceedings” for a discussion of certain of our legal proceedings.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018. There were no material changes in our risk factors from those disclosed in the Form 10-K other than the risks described below.
Completion of Proposed Merger
The proposed Merger may not be completed on a timely basis, or at all, and the failure to complete or delays in completing the Merger could adversely affect our business, financial results and stock price.
We can provide no assurance that the Merger will be consummated or consummated in the timeframe or manner currently anticipated. The Merger is subject to a number of conditions including the approval of our shareholders and receipt of regulatory approvals, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. The Merger Agreement requires the parties to use their reasonable best efforts to obtain required regulatory approvals, but these obligations are subject to certain limitations that would not require UNFI to take certain actions that would have a material adverse effect on UNFI and the Company taken as a whole.
Any delay in closing or a failure to close could have a negative impact on our business, financial results and stock price as well as our relationships with our customers, suppliers or employees, and a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. If the Merger Agreement is terminated, we may be required to pay a termination fee of $40.5 million in certain circumstances.
Our business and financial results could be adversely impacted during the pendency of the Merger.
The Merger may cause disruptions to our business or business relationships and create uncertainty surrounding our ongoing business operations, which could have an adverse impact on our financial condition, results of operations and cash flows, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the Merger):

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to hire, retain and motivate key personnel and other employees;

•
customers, suppliers or other parties that we maintain business relationships with may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or re-negotiate their relationships with us; and

•
the Merger Agreement restricts us from engaging in certain actions without the consent of UNFI, which could prevent us from pursuing opportunities that may arise prior to the consummation of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.
The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Merger.
The Merger Agreement contains provisions that may discourage or make it difficult for us to entertain a proposal from another party for the acquisition of our company. These provisions include restrictions prohibiting us and our representatives from soliciting alternative acquisition proposals from third parties or providing information to or participating in discussions or negotiations with third parties regarding alternative acquisition proposals, subject to an exception to engage in discussions regarding proposals that would reasonably be expected to lead to a superior proposal. In addition, we would be required to pay a termination fee of $40.5 million to UNFI if the Merger Agreement is terminated under certain circumstances, including if we terminate the agreement because we enter into an agreement with respect to a superior proposal.
These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of our company, even one that may be deemed to be of greater value than the Merger to our shareholders and other stakeholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our shareholders than such third party might otherwise have offered. In addition, our business, financial condition or results of operations could be significantly impaired if we are required to pay a termination fee to UNFI in connection with a termination of the Merger Agreement.
Shareholder litigation challenging the proposed Merger may prevent the Merger from being completed within the anticipated timeframe.
Shareholder litigation challenging the proposed Merger may delay completion of the Merger in the expected timeframe or altogether. If the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. In addition, litigation challenging the Merger may result in significant defense costs and serve as a distraction to management and directors.
Holding Company Reorganization
We may choose to defer or abandon the Holding Company reorganization.
Completion of the Holding Company reorganization may be deferred or abandoned, at any time, whether before or after our 2018 Annual Meeting of Stockholders. We may defer completion or may abandon the Holding Company reorganization, even after adoption by our stockholders, if we determine that for any reason the completion of the Holding Company reorganization would be inadvisable or not in the best interest of our Company or our stockholders.
We may not obtain the expected benefits of the Holding Company reorganization.
We believe the Holding Company reorganization will provide us with benefits in the future. These expected benefits may not be obtained if market conditions or other circumstances prevent us from taking advantage of the strategic, business and financial flexibility that we believe the Holding Company reorganization will afford us. As a result, we may incur the costs of creating the holding company structure without realizing the possible benefits. In addition, the holding company structure may not be successful in insulating the liabilities of our subsidiaries from each other or from SUPERVALU Enterprises, Inc. For example, creditors or other third parties may challenge the impact of the holding company structure and any subsequent transfers of assets and liabilities on our relationship with them.
The amount and timing of any cash tax benefits resulting from the Holding Company reorganization, if any, may be significantly different than expected.
The completion of the Holding Company reorganization may result in us realizing an estimated approximately $300 million of cash tax benefits over the next 15 years. However, the amount and timing of any such cash tax benefits will depend on a number of factors, many of which we cannot predict with certainty and which may be out of our control. For example, if the amount and timing of our future taxable income is different than we expected, or if changes to U.S. corporate tax rates or other tax laws affect our ability to realize certain tax benefits, the amount and timing of any cash tax benefits resulting from the completion of the reorganization may be significantly different than anticipated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
February 25, 2018 to March 24, 2018	—	$—	—	$—
Second four weeks
March 25, 2018 to April 21, 2018	—	$—	—	$—
Third four weeks
April 22, 2018 to May 19, 2018	132,144	$17.08	—	$—
Fourth four weeks
May 20, 2018 to June 16, 2018	521	$18.39	—	$—
Totals	132,665	$17.08	—	$—

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of fiscal 2019 contains four 28-day periods.

(2)
These amounts include the deemed surrender by participants in our compensatory stock plans of 132,665 shares of previously issued common stock. These are from the vesting of restricted stock awards and restricted stock units granted under such plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated as of July 25, 2018, by and among SUPERVALU INC., SUPERVALU Enterprises, Inc., United Natural Foods, Inc. and Jedi Merger Sub, Inc. is incorporated herein by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 26, 2018 (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementary to the SEC upon request.)

10.1	Form of Indemnification Agreement with directors and officers is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on June 12, 2018.

10.2
SUPERVALU INC. Executive & Officer Severance Pay Plan, as amended and restated April 20, 2018, is incorporated herein by reference to Exhibit 10.19 to Supervalu’s Annual Report on Form 10-K filed with the SEC on April 24, 2018.

10.3
SUPERVALU INC. 2012 Stock Plan Form of Performance Share Unit Award Agreement is incorporated herein by reference to Exhibit 10.32 to Supervalu’s Annual Report on Form 10-K filed with the SEC on April 24, 2018.

10.4
Form of Purchase Agreement with CF Grocery Distribution Propco LLC, including form of Lease and Guaranty, dated April 23, 2018, is incorporated herein by reference to Exhibit 10.49 to Supervalu’s Annual Report on Form 10-K filed with the SEC on April 24, 2018.

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the first quarter ended June 16, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: July 26, 2018	/s/ ROB N. WOSETH
Rob N. Woseth Executive Vice President and Chief Financial Officer (principal financial officer)