Form 10-Q
period 2018-09-08
SUPERVALU INC
filed 2018-10-15
CIK 95521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended September 8, 2018.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 9, 2018, there were 38,718,618 shares of the issuer’s common stock outstanding.

SUPERVALU INC. and Subsidiaries
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Second Quarter Ended		Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Net sales	$3,512	$3,449	$8,267	$6,966
Cost of sales	3,218	3,109	7,545	6,195
Gross profit	294	340	722	771
Selling and administrative expenses	356	323	784	710
Operating (loss) earnings	(62)	17	(62)	61
Interest expense, net	27	30	76	73
Net periodic benefit income, excluding service cost	(9)	(12)	(21)	(29)
Equity in earnings of unconsolidated affiliates	—	—	—	(2)
(Loss) earnings from continuing operations before income taxes	(80)	(1)	(117)	19
Income tax (benefit) provision	(25)	—	(35)	11
Net (loss) earnings from continuing operations	(55)	(1)	(82)	8
(Loss) income from discontinued operations, net of tax	(3)	(24)	3	(21)
Net loss including noncontrolling interests	(58)	(25)	(79)	(13)
Less net loss (earnings) attributable to noncontrolling interests	1	—	1	(1)
Net loss attributable to SUPERVALU INC.	$(57)	$(25)	$(78)	$(14)

Basic net loss per share attributable to SUPERVALU INC.:
Continuing operations	$(1.41)	$(0.02)	$(2.11)	$0.20
Discontinued operations	$(0.08)	$(0.64)	$0.07	$(0.55)
Basic net loss per share	$(1.49)	$(0.65)	$(2.04)	$(0.36)
Diluted net loss per share attributable to SUPERVALU INC.:
Continuing operations	$(1.41)	$(0.02)	$(2.11)	$0.20
Discontinued operations	$(0.08)	$(0.64)	$0.07	$(0.55)
Diluted net loss per share	$(1.49)	$(0.65)	$(2.04)	$(0.36)
Weighted average number of shares outstanding:
Basic	39	38	39	38
Diluted	39	38	39	38

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Second Quarter Ended		Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Net loss including noncontrolling interests	$(58)	$(25)	$(79)	$(13)
Other comprehensive income:
Recognition of pension and other postretirement benefit obligations(1)	—	(1)	—	(1)
Recognition of interest rate swap cash flow hedge(2)	—	1	—	1
Total other comprehensive income	—	—	—	—
Comprehensive loss including noncontrolling interest	(58)	(25)	(79)	(13)
Less comprehensive loss (income) attributable to noncontrolling interests	1	—	1	(1)
Comprehensive loss attributable to SUPERVALU INC.	$(57)	$(25)	$(78)	$(14)

(1)	Amounts are net of tax expense (benefit) of $0, $0, $0 and $(1) for the second quarters of fiscal 2019 and 2018, and for fiscal 2019 and 2018 year-to-date, respectively.

(2)	Amounts are net of tax expense (benefit) of $0, $(1), $0 and $0 for the second quarters of fiscal 2019 and 2018, and for fiscal 2019 and 2018 year-to-date, respectively.

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except par value data)

	September 8, 2018	February 24, 2018
ASSETS
Current assets
Cash and cash equivalents	$36	$41
Receivables, net	638	590
Inventories, net	1,014	981
Other current assets	134	119
Current assets of discontinued operations	63	130
Total current assets	1,885	1,861
Property, plant and equipment, net	994	1,342
Goodwill	775	780
Intangible assets, net	116	131
Deferred tax assets	95	63
Other assets	128	126
Long-term assets of discontinued operations	63	84
Total assets	$4,056	$4,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,158	$1,139
Accrued vacation, compensation and benefits	179	187
Current maturities of long-term debt and capital lease obligations	30	34
Other current liabilities	132	106
Current liabilities of discontinued operations	62	82
Total current liabilities	1,561	1,548
Long-term debt	1,423	1,724
Long-term capital lease obligations	134	149
Pension and other postretirement benefit obligations	239	265
Long-term tax liabilities	53	44
Other long-term liabilities	197	133
Long-term liabilities of discontinued operations	14	17
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value: 57 shares authorized; 39 and 38 shares issued, respectively	—	—
Capital in excess of par value	2,855	2,848
Treasury stock, at cost, 0 and 0 shares, respectively	(1)	(3)
Accumulated other comprehensive loss	(271)	(210)
Accumulated deficit	(2,147)	(2,130)
Total SUPERVALU INC. stockholders’ equity	436	505
Noncontrolling interests	(1)	2
Total stockholders’ equity	435	507
Total liabilities and stockholders’ equity	$4,056	$4,387

See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	SUPERVALU INC. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balances as of February 25, 2017	$—	$2,831	$(2)	$(278)	$(2,175)	$376	$7	$383
Net (loss) earnings	—	—	—	—	(14)	(14)	1	(13)
Other comprehensive income, net of tax of $0	—	—	—	—	—	—	—	—
Stock-based compensation	—	11	—	—	—	11	—	11
Restricted stock issued and vested	—	(1)	—	—	—	(1)	—	(1)
Restricted stock forfeitures	—	1	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interests	—	(2)	—	—	—	(2)	(2)	(4)
Balances as of September 9, 2017	$—	$2,840	$(3)	$(278)	$(2,189)	$370	$3	$373

Balances as of February 24, 2018	$—	$2,848	$(3)	$(210)	$(2,130)	$505	$2	$507
Net loss	—	—	—	—	(78)	(78)	(1)	(79)
Cumulative effect of accounting standard adoptions	—	—	—	(61)	61	—	—	—
Other comprehensive income, net of tax of $0	—	—	—	—	—	—	—	—
Sales of common stock under option plans	—	(1)	2	—	—	1	—	1
Stock-based compensation	—	10	—	—	—	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Shares traded for taxes and other	—	(2)	—	—	—	(2)	—	(2)
Balances as of September 8, 2018	$—	$2,855	$(1)	$(271)	$(2,147)	$436	$(1)	$435
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Year-To-Date Ended
	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Cash flows from operating activities
Net loss including noncontrolling interests	$(79)	$(13)
Income (loss) from discontinued operations, net of tax	3	(21)
Net (loss) earnings from continuing operations	(82)	8
Adjustments to reconcile Net (loss) earnings from continuing operations to Net cash (used in) provided by operating activities – continuing operations:
Asset impairment and other charges	69	—
Loss on debt extinguishment	7	5
Net gain on sale of assets and exits of surplus leases	(7)	(5)
Depreciation and amortization	113	100
LIFO charge	4	2
Deferred income taxes	4	6
Stock-based compensation	12	10
Net pension and other postretirement income	(21)	(29)
Contributions to pension and other postretirement benefit plans	(6)	(1)
Other adjustments	6	6
Changes in operating assets and liabilities, net of effects from business acquisitions	(115)	(32)
Net cash (used in) provided by operating activities—continuing operations	(16)	70
Net cash provided by (used in) operating activities—discontinued operations	6	(10)
Net cash (used in) provided by operating activities	(10)	60
Cash flows from investing activities
Proceeds from sale of assets	386	4
Purchases of property, plant and equipment	(110)	(109)
Payments for business acquisitions	—	(105)
Other	—	2
Net cash provided by (used in) investing activities—continuing operations	276	(208)
Net cash provided by (used in) investing activities—discontinued operations	59	(5)
Net cash provided by (used in) investing activities	335	(213)
Cash flows from financing activities
Proceeds from revolving credit facility	2,479	80
Payments on revolving credit facility	(2,423)	(80)
Proceeds from issuance of debt	18	875
Payments of debt and capital lease obligations	(398)	(824)
Proceeds from sale of common stock	1	—
Payments for shares traded for taxes	(3)	(3)
Payments for debt financing costs	(4)	(9)
Payments to acquire noncontrolling interest	—	(5)
Distributions to noncontrolling interests	(2)	(3)
Net cash (used in) provided by financing activities—continuing operations	(332)	31
Net cash used in financing activities—discontinued operations	(1)	(1)
Net cash (used in) provided by financing activities	(333)	30
Net decrease in cash and cash equivalents	(8)	(123)
Cash and cash equivalents at beginning of period	48	332
Cash and cash equivalents at end of period	$40	$209
Less cash and cash equivalents of discontinued operations at end of period	(4)	(6)
Cash and cash equivalents of continuing operations at end of period	$36	$203
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities were as follows:
Purchases of property, plant and equipment included in Accounts payable	$16	$21
Capital lease asset additions	$—	$1
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$67	$63
Income taxes (refunded) paid, net	$(2)	$48
See Notes to Condensed Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in millions, except per share data)
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement of Registrant
The accompanying Condensed Consolidated Financial Statements of SUPERVALU INC. (“Supervalu”, the “Company”, “we”, “us”, or “our”) for the second quarters ended September 8, 2018 and September 9, 2017 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial condition, results of operations and cash flows for such periods. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018. The results of operations for the second quarter ended September 8, 2018 are not necessarily indicative of the results expected for the full year.
Accounting Policies
The summary of significant accounting policies is included in the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended February 24, 2018. Certain footnote disclosures included in our consolidated financial statements have been condensed or omitted pursuant to applicable rules and regulations for interim financial statements.
Fiscal Year
Our fiscal years end on the last Saturday of February and contain either 52 or 53 weeks. References to the second quarter of fiscal 2019 and 2018 relate to the 12 week fiscal quarters ended September 8, 2018 and September 9, 2017, respectively. References to fiscal 2019 and 2018 year-to-date relate to the 28 week fiscal periods ended September 8, 2018 and September 9, 2017, respectively.
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment. We fund all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of September 8, 2018 and February 24, 2018, we had net book overdrafts of $144 and $144, respectively.
Inventories, Net
Inventories are valued at the lower of cost or market. Substantially all of our inventories consist of finished goods and a substantial portion of our inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $203 and $199 at September 8, 2018 and February 24, 2018, respectively. We recorded a LIFO charge of $2, $1, $4 and $2 for the second quarters ended September 8, 2018 and September 9, 2017, and fiscal 2019 and 2018 year-to-date, respectively.

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

	Second Quarter Ended			Year-To-Date Ended
	September 9, 2017 (12 weeks)			September 9, 2017 (28 weeks)
	As Previously Reported	Impact of ASU 2017-07 Adoption	As Recast	As Previously Reported	Impact of ASU 2017-07 Adoption	As Recast
Selling and administrative expenses	$311	$12	$323	$681	$29	$710
Operating earnings	$29	$(12)	$17	$90	$(29)	$61
Net periodic benefit income, excluding service cost	$—	$(12)	$(12)	$—	$(29)	$(29)
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
In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration entities expect to be entitled to receive in exchange for those goods or services. We adopted this guidance in the first quarter of fiscal 2019, as permitted by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. Our adoption includes updates as provided under ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; and ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). We refer to these standards collectively as ASC 606, and our prior revenue recognition under Topic 605 as ASC 605. We adopted ASC 606 in the first quarter of fiscal 2019 by using the modified retrospective method.
The adoption of ASC 606 did not have a material effect on our results of operations, financial position, or cash flows. The identification of performance obligations, and the recognition of sales under those performance obligations, including the unit of accounting for such performance obligations, is consistent with our prior revenue recognition practice. The adoption of ASC 606 resulted in an insignificant change in our revenue recognition practices with respect to customer incentives, the timing of transfer of control of product sales and the recognition of Retail advertising and loyalty programs. Under ASC 606, we now recognize incentives that do not have any repayment obligation over the expected term of the expected purchases related to such incentives. Historically, the majority of our customer contracts contained repayment provisions, which were accordingly amortized into net sales over the contract period. Under ASC 605, if the customer contract did not contain a repayment provision, the payment was recognized as contra revenue within Net sales in the period paid. Accordingly, on February 25, 2018 (the first day of fiscal 2019), we recognized an increase in Other assets of $1 and a corresponding after-tax increase in Accumulated deficit of $0 that resulted from the previous expensing of certain customer incentives related to contracts that did not contain a repayment provision.
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
Under ASC 606, we have adjusted our accounting for certain advertising income and fuel rewards. Advertising income earned from our franchisees that participate in our Retail advertising program is now recognized as Net sales under ASC 606, rather than as a reduction of advertising expenses within Cost of sales under our prior ASC 605 revenue recognition practices. In addition, we now recognize loyalty program expense in the form of fuel rewards as a reduction of Net sales, rather than in Cost of sales under our prior ASC 605 revenue recognition practices. We recognized an increase to Net sales of $1 and $3 for the second quarter ended September 8, 2018 and fiscal 2019 year-to-date, respectively, and corresponding decreases to Cost of sales related to the adoption of ASC 606 for our advertising income and fuel rewards.
Refer to Note 3—Revenue Recognition for additional information on our adoption of ASC 606.
Recently Issued Accounting Standards
In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-05 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We are required to adopt this new guidance in the first quarter of fiscal 2021. We have outstanding cloud computing arrangements and continue to incur costs that we believe would be required to be capitalized under ASU 2018-05. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements.
In August 2018, the FASB issued authoritative guidance under ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. We are required to adopt this guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of the adoption of this standard on our consolidated financial statements.
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
In June 2016, the FASB issued authoritative guidance under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements.
In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, we will be required to recognize most leases on our balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires us to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that we may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 and ASU 2018-10, Codification Improvements to Topic 842, Leases. We are required to adopt this new guidance in the first quarter of fiscal 2020. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements and the additional transition method under ASU 2018-11, which allows us to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption. For our off-balance sheet operating leases subject to capitalization under ASU 2016-02, other than those reserved for as a closed property, certain agreements that may be deemed leases under Topic 842 and the application of other provisions of Topic 842, refer to total operating lease obligations within Note 9—Leases.
NOTE 3—REVENUE RECOGNITION
Revenue Recognition Accounting Policy
We recognize revenue in an amount that reflects the consideration that is expected to be received for goods or services when our performance obligations are satisfied by transferring control of those promised goods or services to our customers. ASC 606 provides a five-step process to recognize revenue that requires judgment and estimates, including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue as the performance obligation is satisfied.
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
We also evaluate vendor sales incentives to determine whether they reduce our transaction price with our customers. Our analysis considers which party tenders the incentive, whether the incentive reflects a direct reimbursement from a vendor, whether the incentive is influenced by or negotiated in conjunction with any other incentive arrangements and whether the incentive is subject to an agency relationship with the vendor, whether expressed or implied. Typically, when vendor incentives are offered directly by vendors to our customers, they require the achievement of vendor-specified requirements to be earned by our customers, and are not negotiated by us or in conjunction with any other incentive agreement. In such case, where we do not control the direction or earning of these incentives, we do not reduce Net sales as part of our determination of the transaction price. In circumstances where the vendors provide us consideration to promote the sale of their goods and we determine the specific performance requirements for our customers to earn these incentives from us, we reduce Net sales for these customer incentives as part of our determination of the transaction price.
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
For Wholesale services that consist of multiple performance obligations, including any combination of our deliverables, we use our judgment to determine whether the promised deliverables are capable of being distinct and are in fact distinct. For our transition services agreements with each of Albertson’s LLC and New Albertsons’s, Inc. (collectively, the “TSA”) we provided, and for our professional services agreement with Moran Foods (the “Services Agreement”) we provide, a series of bundled back-office support activities that we recognize on an as-invoiced basis. TSA revenues have been invoiced based on the number of stores and distribution centers we service, which varied across the period of the contract. Services Agreement revenues are recognized based on the monthly invoices for services provided.

Disaggregation of Revenues
The following table details our revenue recognition for the periods presented by type of products and services and type of customer for each of our segments:

	Second Quarter Ended September 8, 2018				Year-To-Date Ended September 8, 2018
Product or service type	Wholesale	Retail	Corporate	Total	Wholesale	Retail	Corporate	Total
Nonperishable grocery products(1)	$1,946	$348	$—	$2,294	$4,563	$831	$—	$5,394
Perishable grocery products(2)	843	230	—	1,073	1,977	551	—	2,528
Pharmacy products	—	67	—	67	—	157	—	157
Services revenue	30	3	25	58	71	8	65	144
Equipment sales	9	—	—	9	18	—	—	18
Other	9	2	—	11	22	4	—	26
Net sales	$2,837	$650	$25	$3,512	$6,651	$1,551	$65	$8,267

Type of customer:
Retailers	$2,734	$—	$25	$2,759	$6,409	$—	$65	$6,474
Military	98	—	—	98	231	—	—	231
Individuals	—	645	—	645	—	1,539	—	1,539
Other	5	5	—	10	11	12	—	23
Net sales	$2,837	$650	$25	$3,512	$6,651	$1,551	$65	$8,267

(1)	Includes such items as dry goods, dairy, frozen foods, beverages, general merchandise, specialty products, home, health and beauty care and candy.

(2)	Includes such items as meat, produce, deli, bakery and floral.

	Second Quarter Ended September 9, 2017				Year-To-Date Ended September 9, 2017
Product or service type	Wholesale	Retail	Corporate	Total	Wholesale	Retail	Corporate	Total
Nonperishable grocery products(1)	$1,847	$361	$—	$2,208	$3,596	$849	$—	$4,445
Perishable grocery products(2)	850	236	—	1,086	1,610	555	—	2,165
Pharmacy products	—	67	—	67	—	159	—	159
Services revenue	27	5	40	72	55	10	95	160
Equipment sales	6	—	—	6	15	—	—	15
Other	8	2	—	10	18	4	—	22
Net sales	$2,738	$671	$40	$3,449	$5,294	$1,577	$95	$6,966

Type of customer:
Retailers	$2,627	$—	$40	$2,667	$5,035	$—	$95	$5,130
Military	106	—	—	106	249	—	—	249
Individuals	—	664	—	664	—	1,563	—	1,563
Other	5	7	—	12	10	14	—	24
Net sales	$2,738	$671	$40	$3,449	$5,294	$1,577	$95	$6,966

(1)	Includes such items as dry goods, dairy, frozen foods, beverages, general merchandise, specialty products, home, health and beauty care and candy.

(2)	Includes such items as meat, produce, deli, bakery and floral.
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
Accounts and notes receivable are as follows:

	September 8, 2018	February 24, 2018
Customer accounts receivable	$550	$519
Customer notes receivable	19	15
Other receivables	81	70
Allowance for doubtful accounts	(12)	(14)
Accounts receivable, net	$638	$590

Long-term notes receivable	$41	$39
NOTE 4—BUSINESS AND ASSET ACQUISITIONS
Acquisition of Associated Grocers of Florida, Inc. and Unified Grocers, Inc.
On December 8, 2017, we completed the acquisition of Associated Grocers of Florida, Inc. (“AG Florida”) pursuant to the terms of an Agreement and Plan of Merger dated October 17, 2017 (the “AG Merger Agreement”) by and among Supervalu, a then wholly owned subsidiary of Supervalu (“AG Merger Sub”), and AG Florida. AG Florida was a retailer-owned cooperative. AG Florida distributes full lines of grocery and general merchandise to independent retailers, primarily in South Florida, the Caribbean, Central and South America and Asia. The transaction was valued at $193, comprised of $131 in cash for 100 percent of the outstanding stock of AG Florida plus the assumption and payoff of AG Florida’s net debt of $62 at closing. We incurred merger and integration costs of $4 in fiscal 2019 year-to-date related to the AG Florida acquisition.
On June 23, 2017, we completed the acquisition of Unified Grocers, Inc. (“Unified”) pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2017 (the “Unified Merger Agreement”) by and among Supervalu, West Acquisition Corporation, a then wholly owned subsidiary of Supervalu (“Unified Merger Sub”), and Unified. The transaction was valued at $390, comprised of $114 in cash for 100 percent of the outstanding stock of Unified plus the assumption and payoff of Unified’s net debt of $276 at closing. We incurred merger and integration costs of $4 in fiscal 2019 year-to-date related to the Unified acquisition. The purchase price allocation for Unified was completed in the first quarter of fiscal 2019.
The table immediately below summarizes the preliminary fair values assigned to AG Florida’s acquired net assets. As of September 8, 2018, the fair value allocation of the acquisition was preliminary and will be finalized when the valuation is completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation. Our estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as we finalize the valuations of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisition. The primary areas of the purchase price allocations that are not yet finalized relate to income taxes and deferred taxes.

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
As of September 8, 2018, we recognized the following finite-lived intangible assets of AG Florida:

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
Combined Results
The following unaudited pro forma condensed consolidated financial results of operations are presented as if the AG Florida and Unified acquisitions were consummated on February 26, 2017, the beginning of the comparable prior annual reporting period:

	Second Quarter Ended	Year-To-Date Ended
	September 9, 2017 (12 weeks)(1)	September 9, 2017 (28 weeks)(1)
Net sales	$3,663	$8,532
Net earnings from continuing operations attributable to SUPERVALU INC.	$—	$5
Basic net (loss) earnings from continuing operations per share attributable to SUPERVALU INC.	$(0.01)	$0.13
Diluted net (loss) earnings from continuing operations per share attributable to SUPERVALU INC.	$(0.01)	$0.13

(1)
The unaudited pro forma financial information is based on Unified’s and AG Florida’s historical reporting periods. The results of operations attributable to Unified reflect the one week period and the 17 week period prior to the acquisition date of June 23, 2017 for the second quarter of fiscal 2018 and for fiscal 2018 year-to-date, respectively. The results of operations attributable to AG Florida reflect the 12 weeks and 28 weeks ended July 29, 2017 for the second quarter of fiscal 2018 and for fiscal 2018 year-to-date, respectively. Adjustments have been made to remove historical transaction costs from Unified’s and AG Florida’s historical income statements. No adjustments have been made for direct and indirect merger and integration costs that were incurred subsequent to the respective acquisition dates of Unified and AG Florida.

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
Cub Franchised Stores
In the second quarter of fiscal 2018, we paid $5 to acquire the minority equity interest of three limited liability companies that own and operate three Cub grocery stores. We now own 100 percent of these companies. The results from these companies will continue to be consolidated in our financial statements.
NOTE 5—RESERVES FOR CLOSED PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT-RELATED IMPAIRMENT CHARGES
Reserves for Closed Properties
Changes in reserves for closed properties consisted of the following:

September 8, 2018 (28 weeks)
Reserves for closed properties at beginning of the fiscal year	$14
Additions	16
Payments	(4)
Reserves for closed properties at the end of period	$26

In fiscal 2019 year-to-date, we recorded closed property reserves for 26 stores that resulted in Selling and administrative charges primarily within Corporate. Reserves were recorded net of estimated subtenant recoveries. These store closure reserves will be paid over the remaining lease terms, which range from one to ten years.
Property, Plant and Equipment-Related Impairment Charges
The following table presents impairment charges related to property, plant and equipment measured at fair value on a non-recurring basis:

	Second Quarter Ended		Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Property, plant and equipment:
Carrying value	$145	$—	$150	$—
Fair value measured using Level 3 inputs	100	—	101	—
Impairment charge	$45	$—	$49	$—
We monitor our long-lived assets for indicators of impairment on an on-going basis and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. In the second quarter of fiscal 2019, a Retail asset group experienced a decline in their results of operations and cash flow projections compared to prior period projections. As a result, the asset group was selected for an undiscounted cash flow review and subsequently failed the long-lived asset recoverability test. Accordingly, a fair value assessment using the income approach was performed over that Retail group’s long-lived assets and the carrying value of the assets within this asset group were determined to exceed their estimated fair value. The carrying value of the assets was reduced until such long-lived assets were recorded at the lower of their carrying value or fair value, resulting in an impairment charge of $44 in the second quarter of fiscal 2019, which was recorded within Selling and administrative expenses in the Retail segment. The remaining carrying value of the long-lived assets in this asset group is $51. Significant judgments are required in measuring the fair value of asset groups, including the fair value of business and the fair value of the underlying individual assets, which include cash flow projections of revenues and earnings. Refer to Note 9—Leases for information regarding a distribution center impairment charge.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of Goodwill by reporting unit that have goodwill consisted of the following:

	February 24, 2018	Additions	Impairments	Other net adjustments	September 8, 2018
Wholesale goodwill	$780	$—	$—	$(5)	$775
Identifiable intangible assets consisted of the following:

	September 8, 2018			February 24, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists, supply agreements, prescription files and other	$173	$(73)	$100	$177	$(66)	$111
Favorable operating leases	21	(10)	11	21	(6)	15
Total finite-life intangibles	194	(83)	111	198	(72)	126
Indefinite-lived tradename intangibles	5	—	5	5	—	5
Total intangibles	$199	$(83)	$116	$203	$(72)	$131
Amortization expense of intangible assets with finite useful lives was $8 and $6 for fiscal 2019 and 2018 year-to-date, respectively. There were no impairment charges for intangible assets for fiscal 2019 and 2018 year-to-date.
The estimated future amortization expense for the remainder of fiscal 2019 and for the next five fiscal years on intangible assets outstanding as of September 8, 2018 consists of the following:

	Remaining Fiscal 2019	2020	2021	2022	2023	2024
Estimated amortization expense	$6	$12	$12	$10	$10	$8
NOTE 7—FAIR VALUE MEASUREMENTS
Recurring fair value measurements were as follows:

		September 8, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap derivative	Other current assets	$—	$1	$—	$1
Mutual funds	Other current assets	2	—	—	2
Mutual funds	Other assets	2	—	—	2
Total		$4	$1	$—	$5

		February 24, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	Other assets	$4	$—	$—	$4
Total		$4	$—	$—	$4
Interest Rate Swap Derivatives
Interest rate swap derivative reclassifications from Accumulated other comprehensive loss into earnings are recorded within Interest expense, net in the Condensed Consolidated Statements of Operations and were $0, $1, $0 and $2 for the second quarters ended September 8, 2018 and September 9, 2017, and fiscal 2019 and 2018 year-to-date, respectively.

As of September 8, 2018, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swap by approximately $1 and a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swap by approximately $1.
Fair Value Estimates
For certain of our financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued salaries and other current assets and liabilities, the fair values approximate carrying amounts due to their short maturities.
The estimated fair value of notes receivable was less than their carrying amount by approximately $4 and $1 as of September 8, 2018 and February 24, 2018, respectively. Notes receivable are valued based on a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs.
The estimated fair value of our long-term debt was higher than the carrying amount, excluding debt financing costs, by approximately $17 and $23 as of September 8, 2018 and February 24, 2018, respectively. The estimated fair value was based on market quotes, where available, or market values for similar instruments, using Level 2 and Level 3 inputs.
NOTE 8—LONG-TERM DEBT
Our long-term debt consisted of the following:

	Average Interest Rate at September 8, 2018	Maturity Year	September 8, 2018	February 24, 2018
Secured Term Loan Facility - variable rate	5.58%	2024	$698	$834
Senior Notes - fixed rate	6.75%	2021	180	400
Senior Notes - fixed rate	7.75%	2022	350	350
Revolving ABL Credit Facility - variable rate	3.71%	2021	183	127
Other secured loans - variable rate	5.11%	2022-2023	39	48
Debt financing costs, net			(19)	(24)
Original issue discount on debt			(2)	(3)
Total debt			1,429	1,732
Less current maturities of long-term debt			(6)	(8)
Long-term debt			$1,423	$1,724
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
The Secured Term Loan Facility is secured by substantially all of our real estate, equipment and certain other assets. The Secured Term Loan Facility is guaranteed by our material subsidiaries (together with Supervalu, the “Term Loan Parties”). To secure their obligations under the Secured Term Loan Facility, the Term Loan Parties have granted a perfected first-priority security interest in substantially all of their intellectual property and a first-priority mortgage lien and security interest in certain owned or ground-leased real estate and associated equipment pledged as collateral. As of September 8, 2018 and February 24, 2018, there was $509 and $710, respectively, of owned or ground-leased real estate and associated equipment pledged as collateral, which was included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets. In

addition, the obligations of the Term Loan Parties under the Secured Term Loan Facility are secured by second-priority security interests in the collateral securing our $1,000 asset-based revolving credit facility (the “Revolving ABL Credit Facility”). As of September 8, 2018 and February 24, 2018, $6 and $8 of the Secured Term Loan Facility was classified as current, respectively, excluding debt financing costs and original issue discount.
The loans under the Secured Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or similar costs. Pursuant to the Secured Term Loan Facility, we must, subject to certain exceptions and certain customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the facility) from certain types of asset sales (excluding proceeds of the collateral security of the Revolving ABL Credit Facility and other secured indebtedness) to prepay the loans outstanding under the Secured Term Loan Facility. We must also prepay loans outstanding under the facility no later than 90 days after the fiscal year end in an aggregate principal amount equal to a percentage (which percentage ranges from 0 to 50 percent depending on our Total Secured Leverage Ratio (as defined in the facility) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the facility) for the fiscal year then ended, minus any voluntary prepayments made during such fiscal year with Internally Generated Cash (as defined in the facility). Based on our Excess Cash Flow in fiscal 2018, no prepayment was required in the first quarter of fiscal 2019. The potential amount of prepayment from Excess Cash Flow in fiscal 2019 that may be required in fiscal 2020 is not reasonably estimable as of September 8, 2018.
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
The assets included in the Condensed Consolidated Balance Sheets securing the outstanding borrowings under the Revolving ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the Revolving ABL Credit Facility, were as follows:

Assets securing the Revolving ABL Credit Facility(1):	September 8, 2018	February 24, 2018
Certain inventory assets included in Inventories, net and Current assets of discontinued operations	$1,286	$1,176
Certain receivables included in Receivables, net and Current assets of discontinued operations	440	410
Certain amounts included in Cash and cash equivalents and Current assets of discontinued operations	16	20

(1)	The Revolving ABL Credit Facility is also secured by all of our pharmacy scripts including those within Intangible assets, net.

Unused available credit and fees under the Revolving ABL Credit Facility:	September 8, 2018	February 24, 2018
Outstanding letters of credit	$57	$57
Letters of credit fees	1.375%	1.375%
Unused available credit	761	816
Unused facility fees	0.25%	0.25%
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
Both the Secured Term Loan Facility and the Revolving ABL Credit Facility limit our ability to make Restricted Payments (as defined in both the Secured Term Loan Facility and the Revolving ABL Credit Facility), which include dividends to stockholders and share repurchases. The Secured Term Loan Facility allows up to $125 of Restricted Payments regardless of the resulting pro forma Total Leverage Ratio (as defined in the facility). The Secured Term Loan Facility caps the aggregate amount of additional Restricted Payments that may be made over the life of the Secured Term Loan Facility, with the additional Restricted Payments being subject to a pro forma Total Secured Leverage Ratio requirement (as defined in the facility) of 3.5 to 1. That aggregate cap can fluctuate over time and the cap could be reduced by certain other actions we may take, including prepayments of debt other than the senior notes and Permitted Investments (as defined in the Secured Term Loan Facility). As of September 8, 2018, this aggregate cap was approximately $502. The Senior Term Loan Facility permits unlimited Restricted Payments if the Total Leverage Ratio (as defined in the Senior Term Loan Facility) after giving effect thereto would be less than 2.0 to 1. The Revolving ABL Credit Facility permits dividends up to $75 per fiscal year, not to exceed $175 in the aggregate over the life of the Revolving ABL Credit Facility as long as no Cash Dominion Event (as defined in the Revolving ABL Credit Facility) exists. Those caps could be reduced by senior note and other prepayments made by us. The Revolving ABL Credit Facility permits unlimited Restricted Payments as long as the Payment Conditions (as defined in the Revolving ABL Credit Facility) are met.
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
NOTE 9—LEASES
In the second quarter of fiscal 2019, we amended an agreement to sell one distribution center including to provide for a shorter-term lease that we expect to classify as an operating lease and we recorded a $2 asset impairment charge within Wholesale attributable to the revised proceeds being in excess of the carrying value of the distribution center.
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
We lease most of our Retail stores and certain distribution centers, office facilities and equipment from third parties. Many of these leases include renewal options and, in certain instances, also include options to purchase. Rent expense, other operating lease expense and subtenant rentals all under operating leases consisted of the following:

	Second Quarter Ended		Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Minimum rent	$29	$26	$67	$53
Contingent rent	1	—	1	1
Rent expense(1)	30	26	68	54
Less subtenant rentals	(8)	(7)	(18)	(15)
Total net rent expense	$22	$19	$50	$39

(1)
Rent expense as presented here includes $1 and $3 in the second quarters of fiscal 2019 and 2018, respectively, and $4 and $7 for fiscal 2019 and 2018 year-to-date, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the historical expense to be included within continuing operations, as we expect to remain primarily obligated under these leases.

Future minimum lease payments to be made by us or certain third parties in the case of assigned leases for noncancellable operating leases and capital leases as of September 8, 2018 consisted of the amounts presented in the following table. These amounts have not been reduced for future minimum subtenant rentals under certain operating subleases, including assignments.

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
Remaining Fiscal 2019	$44	$17
2020	112	37
2021	108	33
2022	94	30
2023	82	23
Thereafter	838	84
Total future minimum obligations	$1,278	224
Less interest		(66)
Present value of net future minimum obligations		158
Less current capital lease obligations		(24)
Long-term capital lease obligations		$134
We lease certain property to third parties under operating, capital and direct financing leases, including assigned leases for which we have future minimum lease payment obligations that are included in the table above. Future minimum lease and subtenant rentals to be received under noncancellable operating and deferred financing income leases, under which we are the lessor, as of September 8, 2018, consisted of the following:

	Lease Receipts
Fiscal Year	Operating Leases	Direct Financing Leases
Remaining Fiscal 2019	$10	$—
2020	24	1
2021	20	—
2022	18	—
2023	11	—
Thereafter	32	—
Total minimum lease receipts	$115	$1

NOTE 10—BENEFIT PLANS
Net periodic benefit income and contributions for defined benefit pension and other postretirement benefit plans consisted of the following:

	Second Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)
Interest cost	$22	$20	$1	$1
Expected return on assets	(31)	(33)	—	—
Amortization of prior service benefit	(1)	3	(3)	(3)
Amortization of net actuarial loss	3	—	—	—
Net periodic income expense	$(7)	$(10)	$(2)	$(2)
Contributions to benefit plans	$(1)	$—	$—	$—

	Year-To-Date Ended
	Pension Benefits		Other Postretirement Benefits
	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Interest cost	$50	$44	$1	$1
Expected return on assets	(71)	(73)	—	—
Amortization of prior service benefit	(1)	6	(7)	(8)
Amortization of net actuarial loss	7	—	—	1
Net periodic benefit income	$(15)	$(23)	$(6)	$(6)
Contributions to benefit plans	$(6)	$(1)	$—	$—
Multiemployer Pension Plans
During fiscal 2019 and 2018 year-to-date, we contributed $25 and $20, respectively, to various multiemployer pension plans, primarily defined benefit pension plans, under collective bargaining agreements.
Pension Contributions
No minimum contributions are required to our pension plans in fiscal 2019 in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We anticipate our fiscal 2019 discretionary pension contributions and required minimum other postretirement benefit plan contributions will be approximately $5 to $10.

NOTE 11—NET (LOSS) EARNINGS PER SHARE
The following table reflects the calculation of basic and diluted net (loss) earnings per share:

	Second Quarter Ended		Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Net (loss) earnings from continuing operations	$(55)	$(1)	$(82)	$8
Less net loss (earnings) attributable to noncontrolling interests	1	—	1	(1)
Net (loss) earnings from continuing operations attributable to SUPERVALU INC.	(54)	(1)	(81)	7
(Loss) income from discontinued operations, net of tax	(3)	(24)	3	(21)
Net loss attributable to SUPERVALU INC.	$(57)	$(25)	$(78)	$(14)

Weighted average number of shares outstanding—basic	39	38	39	38
Dilutive impact of stock-based awards	—	—	—	—
Weighted average number of shares outstanding—diluted	39	38	39	38

Basic net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(1.41)	$(0.02)	$(2.11)	$0.20
Discontinued operations	$(0.08)	$(0.64)	$0.07	$(0.55)
Basic net loss per share	$(1.49)	$(0.65)	$(2.04)	$(0.36)
Diluted net (loss) earnings per share attributable to SUPERVALU INC.:
Continuing operations	$(1.41)	$(0.02)	$(2.11)	$0.20
Discontinued operations	$(0.08)	$(0.64)	$0.07	$(0.55)
Diluted net loss per share	$(1.49)	$(0.65)	$(2.04)	$(0.36)

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	$1	$2	$1	$2
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
Accumulated other comprehensive loss represents the cumulative balance of other comprehensive (loss) income, net of tax, as of the end of the reporting period and relates to pension and other postretirement benefit obligation adjustments, net of tax, and unrealized losses on cash flow hedges, net of tax.
Changes in Accumulated other comprehensive loss by component for fiscal 2019 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(210)	$—	$(210)
Amortization of amounts included in net periodic benefit income	—	—	—
Amortization of cash flow hedge	—	—	—
Net current-period Other comprehensive income	—	—	—
Adoption of ASU 2018-02	(61)	—	(61)
Accumulated other comprehensive loss at the end of period, net of tax	$(271)	$—	$(271)

Changes in Accumulated other comprehensive loss by component for fiscal 2018 year-to-date are as follows:

	Benefit Plans	Interest Rate Swap	Total
Accumulated other comprehensive loss at beginning of the fiscal year, net of tax	$(276)	$(2)	$(278)
Amortization of amounts included in net periodic benefit income	(1)	—	(1)
Amortization of cash flow hedge	—	1	1
Net current-period Other comprehensive income	(1)	1	—
Accumulated other comprehensive loss at the end of period, net of tax	$(277)	$(1)	$(278)
Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	Second Quarter Ended		Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)	Affected Line Item on Condensed Consolidated Statements of Operations
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit income(1)	$—	$(1)	$—	$(2)	Net periodic benefit income, excluding service cost
Total reclassifications	—	(1)	—	(2)
Income tax expense	—	—	—	1	Income tax (benefit) provision
Total reclassifications, net of tax	$—	$(1)	$—	$(1)

Interest rate swap cash flow hedge:
Reclassification of cash flow hedge	$—	$1	$—	$2	Interest expense, net
Income tax benefit	—	—	—	(1)	Income tax (benefit) provision
Total reclassifications, net of tax	$—	$1	$—	$1

(1)	Amortization of amounts included in net periodic benefit income includes amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 10—Benefit Plans.
As of September 8, 2018, we expect to reclassify $1 out of Accumulated other comprehensive loss into Interest expense, net during the following twelve-month period.
NOTE 13—STOCK-BASED AWARDS
We recognized pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Condensed Consolidated Statements of Operations) related to stock options, restricted stock units (“RSUs”), restricted stock awards and performance share units (“PSUs”) (collectively referred to as “stock-based awards”) of $6, $4, $12 and $10 for the second quarters of fiscal 2019 and 2018, and for fiscal 2019 and 2018 year-to-date, respectively.
In the first quarter of fiscal 2019, we granted cash settled restricted stock units (“Cash settled RSUs”), RSUs and PSUs under the 2012 Stock Plan to eligible employees, as part of our annual grant. In the second quarter of fiscal 2019, we modified the outstanding Cash settled RSUs to delete the provision stating that the settlement amount shall not be more than 1.25 times the fair market value of the common stock on the grant date of the awards. The amount of awards granted in the first quarter of fiscal 2019 and the grant date fair values are as follows:

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
NOTE 14—INCOME TAXES
Fiscal 2019 and 2018 year-to-date tax provision included $0 and $5 of discrete tax expense, respectively. The decrease is primarily due to the decrease in discrete tax expense related to stock-based compensation and the net tax benefit for the release of a valuation allowance in fiscal 2019.
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
NOTE 15—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of September 8, 2018. These guarantees were generally made to support the business growth of Wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to twelve years, with a weighted average remaining term of approximately seven years. For each guarantee issued, if the Wholesale customer or other third party defaults on a payment, we would be required to make payments under our guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the Wholesale customer.
We review performance risk related to our guarantee obligations based on internal measures of credit performance. As of September 8, 2018, the maximum amount of undiscounted payments we would be required to make in the event of default of all guarantees was $50 ($40 on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under our guarantee arrangements as the fair value has been determined to be de minimis.
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
Following the sale of NAI on March 21, 2013, we remain contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees we issued with respect to the obligations of NAI that were incurred while NAI was our subsidiary. As of September 8, 2018, using actuarial estimates as of December 31, 2017, the total undiscounted amount of all such guarantees was estimated at $58 ($52 on a discounted basis). Based on the expected settlement of the self-insurance claims that underlie our commitments, we believe that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous states. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which we remain contingently liable, we believe that the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees, as the fair value has been determined to be de minimis.
Agreements with United Natural Foods, Inc.
On July 25, 2018, SUPERVALU, SUPERVALU Enterprises, Inc., a wholly owned subsidiary of SUPERVALU (“Enterprises”), United Natural Foods, Inc. (“UNFI”) and Jedi Merger Sub, Inc., a newly formed wholly owned subsidiary of UNFI (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), providing for the acquisition of the Company by UNFI.
The transaction will be effected through a merger of Merger Sub and (1) SUPERVALU, if the Merger (as defined below) is completed prior to the completion of the Company’s internal reorganization into a holding company structure, referred to as our Holding Company reorganization, or (2) Enterprises, if the Merger (as defined below) is completed following the completion of our Holding Company reorganization. On the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into SUPERVALU or Enterprises, as applicable, (the “Merger”), with SUPERVALU or Enterprises, as applicable, surviving the Merger as a wholly owned subsidiary of UNFI, and each outstanding share of such company’s common stock will be converted into the right to receive $32.50 per share in cash. The Merger Agreement contains certain termination rights, in which we may be required to pay UNFI a termination fee of $40.5 in certain circumstances.
For further information on the proposed Merger and Merger Agreement, please refer to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 26, 2018, together with the First Amendment filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 10, 2018.
The transaction is currently expected to be completed in the fourth quarter of calendar year 2018, subject to shareholder approval and other customary closing conditions.
Agreements with Save-A-Lot and Onex
The Agreement and Plan of Merger pursuant to which we sold the Save-A-Lot business (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, we entered into a Separation Agreement with Moran Foods (the “Separation Agreement”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from us. We also entered into the Services Agreement, pursuant to which we are providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While our aggregate indemnification obligations to Save-A-Lot and Onex could result in a material liability, we are not aware of any matters that are expected to result in a material liability. We have recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets.

Agreements with AB Acquisition LLC and Affiliates
In connection with the sale of NAI, we entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including a TSA with each of NAI and Albertson’s LLC. We are now providing services to NAI and Albertson’s LLC to transition and wind down the TSA. In exchange for these transition and wind down services, we are entitled to receive aggregate fees of $50 that are being paid in eight $6 increments from April 2015 through October 2018. These payments are separate from and incremental to the fixed and variable fees we receive under the TSA. On October 17, 2017, we entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI, other than with respect to certain limited services and to Albertson’s LLC for one distribution center until at least October 2018. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. We also agreed that Albertson’s LLC and NAI would no longer provide services to us after September 21, 2019. In addition, we have been operating a distribution center in Lancaster, Pennsylvania that is owned by NAI. In March 2017, we acquired a distribution center in Harrisburg, Pennsylvania and leased a facility in Carlisle, Pennsylvania. Other than with respect to certain freezer capacity that we will continue to ship from the Lancaster distribution center, we expect to have transitioned from the Lancaster distribution center to the Harrisburg and Carlisle distribution centers by the end of October 2018.
Haggen
In connection with Haggen’s bankruptcy process, Haggen has now closed or sold all 164 of its stores. The transition and wind down of the Haggen transition services agreement occurred in the second quarter of fiscal 2017, and we now provide limited services in connection with the wind down of the Haggen estate. We filed approximately $2 of administrative 503(b)(9) priority claims and approximately $8 of unsecured claims with the bankruptcy court, including a number of contingent claims. On September 30, 2016, the bankruptcy court approved settlement agreements resolving our unsecured claims against Haggen. In accordance with the terms of the settlement agreements, we received approximately $3 from Haggen on October 11, 2016, and agreed to an allowed administrative 503(b)(9) priority claim in the amount of approximately $2.
Pursuant to a trade agreement that Unified entered into with Haggen, Haggen paid a substantial portion of Unified’s prepetition receivables in exchange for certain shipping terms from Unified, and Haggen also agreed to stipulate to an allowed administrative 503(b)(9) priority claim for the balance of Unified’s prepetition claim for goods shipped to Haggen. Accordingly, Unified filed a proof of claim asserting an administrative expense priority claim in the amount of $6. Haggen has asserted certain potential offsets to Unified’s priority claim that Unified disputes. Unified also filed a proof of claim against Haggen for breach of contract damages related to the termination of its supply agreement and various ancillary agreements. If allowed, such claim would be treated as a general unsecured claim in the Haggen bankruptcy cases. Relatedly, on September 7, 2016, the Official Committee of Unsecured Creditors (the “Committee”) filed a complaint against Comvest Group Holdings, LLC, the private equity owner of Haggen (“Comvest”), certain of Haggen’s non-debtor affiliates, and certain of their respective officers, directors and managers (collectively the “Defendants”) in the bankruptcy court to recover additional funds for Haggen’s bankruptcy estate for the benefit of creditors, including potential payment of Unified claims. The trial concluded in November 2017 and on January 22, 2018, the bankruptcy court ruled in favor of the Defendants on all counts dismissing the Committee’s complaint. On February 2, 2018, the Committee filed a Notice of Appeal and subsequently filed a Statement of Issues on Appeal challenging the bankruptcy court’s ruling with respect to the Committee’s recharacterization claim. Absent a successful appeal, it is our understanding that the Haggen estate will not have sufficient assets to pay administrative expense priority claims in full, including our and Unified’s 503(b)(9) priority claims, or to pay any amounts for general unsecured claims. On August 23, 2018, the Committee and certain individual creditors, including Unified and Supervalu, entered into a global settlement agreement with the Defendants and Haggen to resolve the Committee litigation and other claims related to any prepetition agreements or arrangements between the parties, whereby Unified’s and Supervalu’s administrative priority claims will be allowed and paid in the approximate amount of $7. In connection with the global settlement, Haggen intends to resolve and conclude the bankruptcy cases through (i) a plan of liquidation for the holding company and (ii) the structured dismissal of the operating companies’ bankruptcy cases. Pursuant to the global settlement agreement and the proposed structured dismissal, creditors will not receive a distribution on account of their general unsecured claims. The global settlement agreement, plan of liquidation, and structured dismissal are subject to bankruptcy court approval. The hearing before the bankruptcy court to approve the global settlement is scheduled for November 14, 2018.
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

Other Contractual Commitments
In the ordinary course of business, we enter into supply contracts to purchase products for resale and purchase, and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of September 8, 2018, we had approximately $371 of non-cancelable future purchase obligations.
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
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against us alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, we purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain of our assets to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints alleged that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that we and C&S purchased from each other. Plaintiffs are divided into Midwest plaintiffs and a New England plaintiff and are seeking monetary damages, injunctive relief and attorney’s fees. On June 19, 2015, the District Court Magistrate Judge entered an order that decided a number of matters including granting Midwest plaintiffs’ request to seek class certification for certain Midwest distribution centers and denying New England plaintiff’s request to add an additional New England plaintiff and denying plaintiff’s request to seek class certification for a group of New England retailers. In September 2015, the New England plaintiff appealed to the 8th Circuit the denial of the request to add an additional New England plaintiff and to seek class certification for a group of New England retailers and the hearing before the 8th Circuit occurred on May 17, 2016. On September 7, 2016, the District Court granted Midwest plaintiffs’ motion to certify five Midwest distribution center classes, only one of which sued us (the non-arbitration Champaign distribution center class). On March 1, 2017, the 8th Circuit denied the New England plaintiff’s appeals seeking to join an additional New England plaintiff and the appeal seeking the ability to move for class certification of a smaller New England class. At a mediation on May 25, 2017, we reached a settlement with the non-arbitration Champaign distribution center class, which is the one Midwest class suing us. We and the Midwest plaintiffs entered into a settlement agreement and the court granted final approval of the settlement on November 17, 2017. The material terms of the settlement include: (1) denial of wrongdoing and liability by us; (2) release of all Midwest plaintiffs’ claims against us related to the allegations and transactions at issue in the litigation that were raised or could have been raised by the non-arbitration Champaign distribution center class; and (3) payment by us of $9. There is no contribution between us and C&S, and C&S did not settle the claims alleged against it and on April 19, 2018, a jury returned a verdict in favor of C&S determining that there was no conspiracy between Supervalu and C&S to restrain trade. The New England plaintiff is not a party to the settlement and is pursuing its individual claims and potential class action claims against us, which at this time are determined as remote. On February 15, 2018, we filed a summary judgment and Daubert motion and the New England plaintiff filed a motion for class certification and on July 27, 2018, the District Court granted our motions. The New England plaintiff appealed to the 8th Circuit on August 15, 2018.
In August and November 2014, four class action complaints were filed against us relating to the Criminal Intrusion. The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. We filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court’s dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and we filed our response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs’ motion to vacate the District Court’s dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, we filed a cross-appeal to preserve our additional arguments for dismissal of the plaintiffs’ complaint. On August 30, 2017, the 8th Circuit affirmed the dismissal for 14 out of the 15 plaintiffs finding they had no standing. The 8th Circuit did not consider our cross-appeal and remanded the case back for consideration of our additional arguments for dismissal against the one remaining plaintiff. On October 30, 2017, we filed our motion to dismiss the remaining plaintiff and on November 7, 2017, the plaintiff filed a motion to amend its complaint. The court held a hearing on the motions on December 14, 2017, and on March 7, 2018, the District Court denied plaintiff’s motion to amend and granted our motion to dismiss. On March 14, 2018, plaintiff appealed to the 8th Circuit. We had $50 of cyber threat insurance above a per incident deductible of $1 at the time of the Criminal Intrusion, which we believe should cover any loss related to this litigation.
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

NOTE 16—SEGMENT INFORMATION
Summary operating results by reportable segment consisted of the following:

	Second Quarter Ended September 8, 2018				Year-To-Date Ended September 8, 2018
	Wholesale	Retail	Corporate	Total	Wholesale	Retail	Corporate	Total
Net sales	$2,837	$650	$25	$3,512	$6,651	$1,551	$65	$8,267
Cost of sales	2,745	473	—	3,218	6,421	1,124	—	7,545
Gross profit	92	177	25	294	230	427	65	722
Selling and administrative expenses	71	234	51	356	161	504	119	784
Operating earnings (loss)	$21	$(57)	$(26)	$(62)	$69	$(77)	$(54)	$(62)
Interest expense, net				27				76
Net periodic benefit income, excluding service cost				(9)				(21)
Equity in earnings of unconsolidated affiliates				—				—
Loss from continuing operations before income taxes				$(80)				$(117)

	Second Quarter Ended September 9, 2017				Year-To-Date Ended September 9, 2017
	Wholesale	Retail	Corporate	Total	Wholesale	Retail	Corporate	Total
Net sales	$2,738	$671	$40	$3,449	$5,294	$1,577	$95	$6,966
Cost of sales	2,623	486	—	3,109	5,060	1,135	—	6,195
Gross profit	115	185	40	340	234	442	95	771
Selling and administrative expenses	59	195	69	323	120	452	138	710
Operating earnings (loss)	$56	$(10)	$(29)	$17	$114	$(10)	$(43)	$61
Interest expense, net				30				73
Net periodic benefit income, excluding service cost				(12)				(29)
Equity in earnings of unconsolidated affiliates				—				(2)
(Loss) earnings from continuing operations before income taxes				$(1)				$19
NOTE 17—DISCONTINUED OPERATIONS
During the fourth quarter of fiscal 2018, we announced that we are pursuing the sale of certain corporate owned and operated retail operations consisting of Farm Fresh, Shop ‘n Save, and Shop ‘n Save East. The results of operations, financial position and cash flows of these banners have been presented as discontinued operations and the related assets and liabilities have been reclassified as held-for-sale for all periods presented. These three retail banners were previously separate components included in our Retail reporting segment. In addition, discontinued operations includes the results of operations and cash flows attributed to the assets and liabilities of the Save-A-Lot business.
On September 17, 2018, we announced we had entered into a definitive agreement to sell 19 of our 36 St. Louis-based Shop ‘n Save stores, 15 in-store pharmacies, one stand-alone pharmacy, four fuel centers and all remaining prescription files to Schnuck Markets, Inc. (“Schnucks”). In addition to the cash consideration we expect to receive, Schnucks has agreed to assume the multi-employer pension obligations related to the Shop ‘n Save stores it has agreed to acquire, which we estimated the fair value to be $24. The transaction is expected to be completed by the end of October 2018, subject to customary closing conditions. In the event we cannot identify one or more buyers for the remaining Shop ‘n Save stores, they may be closed later this year. In addition, we entered into a supply agreement to serve as the primary supplier to nine Schnucks stores across northern Illinois, Iowa and Wisconsin. As our St. Louis distribution center predominantly serves Shop ‘n Save stores, we expect to close this distribution center later this year following the completion of the transaction and any sales or closures of remaining Shop ‘n Save stores. We expect to incur a loss on sale of approximately $12 that will be recorded in the third quarter of fiscal 2019 based solely on the cash consideration received; however, we will also no longer have primary responsibility for the assumed off-balance sheet multiemployer pension obligations.
During the second quarter of fiscal 2019, we closed 13 of our 21 Shop ‘n Save East stores. We are continuing to pursue the sale of the remaining eight Shop ‘n Save East stores.
During the first quarter of fiscal 2019, we completed the sale of 21 of our 38 Farm Fresh stores to three different retailers: Harris Teeter, Kroger Mid-Atlantic Division, and Food Lion, and we completed the sale of the Farm Fresh pharmacy assets, for a total of $53. We recorded an income tax provision on the sale of the 21 stores and pharmacy assets of $1. During the second quarter of fiscal 2019, we completed the sale of five additional Farm Fresh stores to Wholesale customers through lease assignments and subleases. The remaining stores were closed in the fiscal 2019 year-to-date.
Operating results of discontinued operations are summarized below:

	Second Quarter Ended		Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Net sales	$189	$351	$539	$838
Cost of sales	147	263	414	630
Gross profit	42	88	125	208
Selling and administrative expenses	47	124	159	239
Gain on sales	(2)	—	(39)	—
Operating (loss) earnings	(3)	(36)	5	(31)
Interest expense, net	1	1	1	1
(Loss) earnings from discontinued operations before income taxes	(4)	(37)	4	(32)
Income tax (benefit) provision	(1)	(13)	1	(11)
(Loss) income from discontinued operations, net of tax	$(3)	$(24)	$3	$(21)
The carrying amounts of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets were as follows:

	September 8, 2018	February 24, 2018
Current assets
Cash and cash equivalents	$4	$7
Receivables, net	5	8
Inventories, net	51	109
Other current assets	3	6
Total current assets of discontinued operations	63	130
Long-term assets
Property, plant and equipment, net	54	74
Intangible assets, net	—	1
Deferred tax assets	8	8
Other assets	1	1
Total long-term assets of discontinued operations	63	84
Total assets of discontinued operations	$126	$214

Current liabilities
Accounts payable	$31	$51
Accrued vacation, compensation and benefits	18	20
Current maturities of capital lease obligations	2	2
Other current liabilities	11	9
Total current liabilities of discontinued operations	62	82
Long-term liabilities
Long-term capital lease obligations	13	14
Other long-term liabilities	1	3
Total long-term liabilities of discontinued operations	14	17
Total liabilities of discontinued operations	76	99
Net assets of discontinued operations	$50	$115

NOTE 18—SUBSEQUENT EVENTS
Refer to Note 17—Discontinued Operations for information on the agreement to sell certain St. Louis-based Shop ‘n Save locations entered into by us on September 17, 2018.

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
Proposed Merger with United Natural Foods, Inc.
On July 25, 2018, SUPERVALU INC. (“SUPERVALU”), SUPERVALU Enterprises, Inc., a wholly owned subsidiary of SUPERVALU (“Enterprises”), United Natural Foods, Inc. (“UNFI”) and Jedi Merger Sub, Inc., a newly formed wholly owned subsidiary of UNFI (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), providing for the acquisition of the Company by UNFI.
The transaction will be effected through a merger of Merger Sub and (1) SUPERVALU, if the Merger (as defined below) is completed prior to the completion of the Company’s internal reorganization into a holding company structure, referred to as our Holding Company reorganization, or (2) Enterprises, if the Merger (as defined below) is completed following the completion of our Holding Company reorganization. On the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into SUPERVALU or Enterprises, as applicable (the “Merger”), with SUPERVALU or Enterprises, as applicable, surviving the Merger as a wholly owned subsidiary of UNFI, and each outstanding share of such company’s common stock will be converted into the right to receive $32.50 per share in cash. The Merger Agreement contains certain termination rights, in which we may be required to pay UNFI a termination fee of $40.5 in certain circumstances.
The transaction is currently expected to be completed in the fourth quarter of calendar year 2018, subject to shareholder approval and other customary closing conditions.

Holding Company Reorganization to Advance Transformation Strategy
On August 16, 2018, the proposal for our Holding Company reorganization to further facilitate our strategic transformation, among other benefits to our stockholders, was approved at our annual stockholder meeting. The Holding Company reorganization, as outlined in our definitive proxy statement/prospectus filed with the SEC on July 2, 2018, would result in a reorganization of our corporate structure into a holding company structure.
Wholesale Distribution Center Network Realignment
As we integrate the distribution networks of Unified and AG Florida with our distribution network, transition from the Lancaster distribution center to our Harrisburg distribution center, expand our capacity and take steps to improve the efficiency of our warehouse capabilities including with our Joliet distribution center, we have incurred and expect to incur start-up and transition costs including higher employee, trucking and inventory shrink costs. Certain of these costs are expected to subside as we complete this work to realign our network, and we are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.
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
For the distribution centers sold, we have entered into lease agreements with initial terms of 20 years with five, five-year renewal options that qualified for sale-leaseback accounting and have been classified as operating leases. In the first quarter of fiscal 2019, we deferred a $91 gain on the sale of the seven distribution centers, which is classified in Other long-term liabilities and Other current liabilities. Separate from the eight distribution center sale-leaseback transactions, we also entered into an agreement to sell one distribution center, which was amended in the second quarter of fiscal 2019. Subject to closing conditions, upon closing of this sale we plan to enter into a shorter-term lease for the facility.
Retail Asset Impairment
In the second quarter of fiscal 2019, a Retail asset group experienced a decline in its results of operations and the cash flow projections compared to prior period projections. As a result, the asset group was selected for an undiscounted cash review and subsequently failed the long-lived asset recoverability test. Accordingly, a fair value assessment using the income approach was performed over the Retail asset group’s long-lived assets and the carrying value of the assets within this asset group were determined to exceed their estimated fair value. As a result, in the second quarter of fiscal 2019, we recorded a long-lived asset impairment charge to reduce the long-lived asset carrying values from $95 to their fair value of $51, resulting in an impairment charge of $44.
Retail Discontinued Operations
During the fourth quarter of fiscal 2018, we announced the exit of our Farm Fresh banner and that we are pursuing the sale of our corporate owned and operated retail operations consisting of Shop ‘n Save in the St. Louis, Missouri area (“Shop ‘n Save”) and our Shop ‘n Save stores located in West Virginia, Maryland, Pennsylvania, and Virginia (“Shop ‘n Save East”). These retail assets have been classified as held for sale and the historical results of operations, financial position and cash flows directly attributable to these operations are now reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. Throughout this Quarterly Report on Form 10-Q, references to the Retail segment exclude these retail assets that are held for sale. The assets of these retail operations were recorded at what we believe to be their estimated fair value less costs to sell. No impairment charges were recorded as a result of the classification of these assets as held for sale because previous impairment charges have been recorded that have already written down the individual long-lived assets to their fair value.
On September 17, 2018, we announced we had entered into a definitive agreement to sell 19 of our 36 St. Louis-based Shop ‘n Save stores, 15 in-store pharmacies, one stand-alone pharmacy, four fuel centers and all remaining prescription files to Schnuck Markets, Inc. (“Schnucks”). In addition to the cash consideration we expect to receive, Schnucks has agreed to assume the multi-employer pension obligations related to the Shop ‘n Save stores it has agreed to acquire, which we estimated the fair value to be $24. The transaction is expected to be completed by the end of October 2018, subject to customary closing conditions. In the event we cannot identify one or more buyers for the remaining Shop ‘n Save stores, they may be closed later this year. In addition, we entered into a supply agreement to serve as the primary supplier to nine Schnucks stores across northern Illinois, Iowa and Wisconsin. As our St. Louis distribution center predominantly serves Shop ‘n Save stores, we expect to close this distribution center later this year following the completion of the transaction and any sales or closures of remaining Shop ‘n Save stores. We expect to incur a loss on sale of approximately $12 that will be recorded in the third quarter of fiscal 2019 based solely on the cash consideration received; however, we will also no longer have primary responsibility for the assumed off-balance sheet multiemployer pension obligations.
During the second quarter of fiscal 2019, we closed 13 of our 21 Shop ‘n Save East stores. We are continuing to pursue the sale of the remaining eight Shop ‘n Save East stores.
During the first quarter of fiscal 2019, we completed the sale of 21 of our 38 Farm Fresh stores to three different retailers: Harris Teeter, Kroger Mid-Atlantic Division, and Food Lion, and we completed the sale of the Farm Fresh pharmacy assets, for a total of $53. We recorded an income tax provision on the sale of the 21 stores and pharmacy assets of $1. During the second quarter of fiscal 2019, we completed the sale of five additional Farm Fresh stores to Wholesale customers through lease assignments and subleases. The remaining stores were closed in fiscal 2019 year-to-date.
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

•
Improving the efficiency and optimization of our distribution network, real estate, information technology infrastructure and logistics, and scaling the use of trucking miles and warehouse capacity as we grow our wholesale business

•
Strategically investing in and optimizing additional warehouse capacity, including our distribution center in Joliet, IL, and the consolidation of distribution centers in the Pacific Northwest, to support the growth of our Wholesale business

•
Strengthening core merchandising and marketing programs, including leveraging our private-label programs, such as the Essential Everyday® and Equaline® labels, while marketing and adding depth to the Wild Harvest® and Culinary Circle® brands

Retail:

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

Second Quarter of Fiscal 2019 Highlights

•
Net sales were $3,512, an increase of $63 or 1.9 percent, primarily due to sales from the acquired AG Florida and Unified businesses and higher sales to new customers, offset in part by lower sales due to stores no longer operated by customers and lower sales to existing customers, lower sales from closed Retail stores, lower TSA fees and lower military sales.

•
Gross profit was $294, a decrease of $46 or 13.5 percent. Wholesale gross profit decreased by $23, Corporate gross profit decreased by $15 and Retail gross profit decreased by $8. The decrease in Gross profit primarily reflects lower legacy Wholesale gross profit from increased costs from realigning our distribution network, lower TSA fees and lower Retail sales.

•
Operating loss was $62, a decrease in operating earnings of $79, which primarily reflects lower gross profit, including the effect of increased costs as we realign our distribution network, a Retail asset impairment charge, store closure charges and costs, and strategic consulting costs, offset in part by lower merger and integration costs.

Year-To-Date Fiscal 2019 Highlights

•
Net sales were $8,267, an increase of $1,301 or 18.7 percent, primarily due to higher sales from the acquired Unified and AG Florida businesses and higher sales to new customers, offset in part by lower sales due to stores no longer operated by customers, lower sales to existing customers, lower TSA fees, lower sales from closed Retail stores and lower military sales.

•
Gross profit was $722, a decrease of $49 or 6.4 percent. Corporate gross profit decreased $30, Retail gross profit decreased $15 and Wholesale gross profit decreased $4. The decrease in Gross profit primarily reflects lower TSA fees, lower legacy Wholesale gross profit from increased costs as we realign our distribution network, lower gross margin from decreased sales, and increased occupancy and other operating costs, which was offset in part by gross profit attributable to the acquired Unified and AG Florida businesses.

•
Operating loss was $62, a decrease in operating earnings of $123, which primarily reflects a Retail asset impairment charge, lower TSA fees, lower gross profit from increased costs from realigning our distribution network, higher employee-related costs driven by the acquired Unified and AG Florida business, occupancy and other operating costs, store closure charges and costs, and strategic consulting costs, offset in part by lower merger and integration costs.

•	Interest expense, net was $76, an increase of $3, primarily due to higher costs and charges associated with debt refinancing this year and higher average outstanding borrowings.

•
Net loss from continuing operations was $82, a decrease in earnings of $90, and diluted net loss per share from continuing operations decreased $2.31, in each case, primarily due to the after-tax effect of the items described above.

Impact of Inflation and Deflation
We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes. We have experienced a mix of inflation and deflation across product categories within our business segments during the second quarter of fiscal 2019.
In aggregate across all of our businesses and taking into account the mix of products, management estimates our businesses experienced low single digit cost inflation in the second quarter of fiscal 2019. The Wholesale and Retail business segments experienced cost inflation within the produce product category. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared.
Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales.
Competitive Environment
The United States grocery business is highly competitive, and management expects operating results will continue to be impacted by the effects of operating in a highly competitive and price-sensitive marketplace, including the expansion of e-commerce. Our Retail segment continues to be impacted by price competition, competitive store openings and a challenging sales and operating environment, which impacts Gross profit and Operating earnings. These factors affecting the Retail segment are expected to continue to impact fiscal 2019.
Service Agreements
We have provided back-office administrative support services under transition services agreements (“TSA”) with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC and also provide services as needed to transition and wind down the TSA with NAI and Albertson’s LLC. On October 17, 2017, we entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI. We will continue to provide transition and wind down services as previously agreed. In addition, we expect to provide services to Albertson’s LLC for one distribution center until at least October 2018. Other than with respect to this one distribution center, the TSA expired on September 21, 2018. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. We also agreed that Albertson’s LLC and NAI would no longer provide services to us after September 21, 2019. We expect the revenue under the TSA will be approximately $55 in fiscal 2019 and $0 in fiscal 2020. With this revenue decline, Adjusted EBITDA with respect to the TSA is expected to decline by up to $50 in fiscal 2019 and by up to another $40 in fiscal 2020.
In connection with the sale of Save-A-Lot on December 5, 2016, we entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC (“Moran Foods”), the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. The initial annual base charge under the Services Agreement is $30, subject to adjustments. Moran Foods may terminate the Services Agreement in the event of our material breach, if we breach our non-compete obligations under the SAL Merger Agreement, if we are acquired by a third party that engages in a Competing Business (as defined in the SAL Merger Agreement) or in the event of our bankruptcy or insolvency, in each case, subject to certain limitations set forth in the Services Agreement. In addition, Moran Foods may terminate certain services or service categories if we commit a breach that is material to the service category or if we fail to meet certain minimum specified service levels, in each case, subject to certain limitations set forth in the Services Agreement. We may terminate the Services Agreement in the event of Moran Foods’ material breach, for Moran Foods’ failure to make timely payment, for certain legal or regulatory changes and in the event of Moran Foods’ bankruptcy or insolvency, in each case, subject to certain limitations set forth in the Services Agreement. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement.

RESULTS OF OPERATIONS

The following table summarizes operating data we believe is important to our business:

	Second Quarter Ended		Year-To-Date Ended
Results of Operations	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Net sales	$3,512	$3,449	$8,267	$6,966
Cost of sales	3,218	3,109	7,545	6,195
Gross profit	294	340	722	771
Selling and administrative expenses	356	323	784	710
Operating (loss) earnings	(62)	17	(62)	61
Interest expense, net	27	30	76	73
Net periodic benefit income, excluding service cost	(9)	(12)	(21)	(29)
Equity in earnings of unconsolidated affiliates	—	—	—	(2)
(Loss) earnings from continuing operations before income taxes	(80)	(1)	(117)	19
Income tax (benefit) provision	(25)	—	(35)	11
Net (loss) earnings from continuing operations	(55)	(1)	(82)	8
(Loss) income from discontinued operations, net of tax	(3)	(24)	3	(21)
Net loss including noncontrolling interest	(58)	(25)	(79)	(13)
Less net loss (earnings) attributable to noncontrolling interests	1	—	1	(1)
Net loss attributable to SUPERVALU INC.	$(57)	$(25)	$(78)	$(14)
Diluted continuing operation net (loss) earnings per share attributable to SUPERVALU INC.	$(1.41)	$(0.02)	$(2.11)	$0.20
Weighted average shares outstanding—diluted	39	38	39	38
Other Statistics of Continuing Operations
Depreciation and amortization	$46	$47	$113	$100
Capital expenditures(1)	$40	$28	$110	$110
Adjusted EBITDA(2)	$64	$94	$162	$212
Financial Position of Continuing Operations
Working capital(3)			$526	$504
Total assets			$3,930	$4,179
Total debt and capital lease obligations			$1,587	$1,791
Stores Supplied and Operated:
Wholesale primary stores(4)			3,394	3,120
Retail stores			107	115
Subtotal			3,501	3,235
Wholesale secondary stores(5)			2,340	2,133
Total number of stores			5,841	5,368

(1)	Capital expenditures include cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude cash payments for business acquisitions.

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

(3)
Working capital of continuing operations is calculated using the first-in, first-out method for inventories, after adding back the last-in, first-out method (“LIFO”) reserve. The LIFO reserve was $203 and $201 as of September 8, 2018 and September 9, 2017, respectively.

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

Second Quarter of Fiscal 2019 and Fiscal 2019 Year-To-Date
The following discussion summarizes operating results for the second quarter of fiscal 2019 and fiscal 2019 year-to-date compared to comparative fiscal 2018 periods:
Net sales
The following table outlines the composition of and variances in Net sales:

	Second Quarter Ended			Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	Variance	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)	Variance
Wholesale	$2,837	$2,738	$99	$6,651	$5,294	$1,357
Retail	650	671	(21)	1,551	1,577	(26)
Corporate	25	40	(15)	65	95	(30)
Total Net sales	$3,512	$3,449	$63	$8,267	$6,966	$1,301
The following tables reconcile the sales variances for each reportable segment:

Wholesale	September 8, 2018 (12 weeks)	September 8, 2018 (28 weeks)
Net sales from comparative fiscal 2018 periods	$2,738	$5,294
Unified’s net sales	80	1,220
AG Florida’s net sales	142	346
Increase in net sales to new stores operated by existing customers(1)	44	85
Increase in net sales to new customers(2)	12	62
Lower net sales to existing customer stores(3)	(80)	(128)
Lower net sales due to stores no longer operated by customers(4)	(91)	(206)
Lower military net sales	(8)	(18)
Other revenue	—	(4)
Net sales for the current fiscal year	$2,837	$6,651

(1)	Increases in net sales to new stores operated by existing customers primarily reflect organic new store growth from existing customers.

(2)	Increases in net sales to new customers are primarily attributable to the affiliations of certain larger new customers.

(3)	Lower net sales to existing customers is primarily driven by lower center store product sales, which was impacted by several factors.

(4)
Lower net sales due to stores no longer operated by customers primarily reflects the carryover effect of sales lost as a result of the Marsh bankruptcy, temporary opportunistic wholesale supply provided to a customer last year and store locations we no longer supply for existing customers.

Retail	September 8, 2018 (12 weeks)	September 8, 2018 (28 weeks)
Net sales from comparative fiscal 2018 periods	$671	$1,577
Identical store sales of 0.0 percent and positive 0.2 percent, respectively(1)	—	3
Lower sales from closed stores	(20)	(29)
Increased sales from new stores	—	1
Other revenue	(1)	(1)
Net sales for the current fiscal year	$650	$1,551

(1)
Average basket size variance was positive 1.8 percent and average customer count was negative 1.8 percent for the second quarter of fiscal 2019. Average basket size variance was positive 1.9 percent and average customer count was negative 1.7 percent for fiscal 2019 year-to-date. Retail identical store sales are defined as net sales from stores operating for four full quarters, including store expansions and excluding fuel and announced planned store dispositions. Average basket size is defined based on average purchases and customer count is defined as the number of transactions, both over the same four full quarters, including store expansions and excluding fuel and planned store dispositions.

Corporate
Corporate’s Net sales decreased in the second quarter of fiscal 2019 and 2019 year-to-date primarily due to $15 and $30, respectively, of lower fees under the TSA from a lower number of stores and distribution centers serviced.
Gross profit
The following table outlines the composition of and variances in Gross profit:

	Second Quarter Ended			Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	Variance	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)	Variance
Wholesale	$92	$115	$(23)	$230	$234	$(4)
% of Wholesale sales	3.3%	4.2%	(0.9)%	3.5%	4.4%	(0.9)%
Retail	177	185	(8)	427	442	(15)
% of Retail sales	27.2%	27.6%	(0.4)%	27.5%	28.0%	(0.5)%
Corporate	25	40	(15)	65	95	(30)
Total Gross profit	$294	$340	$(46)	$722	$771	$(49)
% of total Net sales	8.4%	9.8%	(1.4)%	8.7%	11.1%	(2.4)%
Second Quarter Variances
Wholesale’s gross profit decreased $23 primarily due to $9 of higher employee costs primarily from warehouse labor inefficiencies from network realignment work, $7 of higher occupancy costs driven by expense from the completed sale-leaseback transactions, $7 of higher inventory shrink and adjustments, $5 of higher trucking expenses and $5 of lower gross profit from decreased sales when excluding acquired businesses prior to their results being included in comparative periods, offset in part by $4 of gross profit attributable to the AG Florida business and $2 of estimated gross profit attributable to Unified business for the one-week period in this year’s results. These variances include costs, expense and shrink from our realignment of the legacy Supervalu and Unified distribution networks in the Pacific Northwest, including the expiration of a leased facility, and the transition from the Lancaster distribution center to our new Harrisburg distribution center, which together we estimate totals $11, and the start-up of our Joliet distribution center. We believe some of our realignment operating expenses will serve to accelerate the realization of our operating synergies in the Pacific Northwest from our original estimate of three years.
Retail’s gross profit decreased primarily due to lower gross margin from decreased sales.
Corporate’s gross profit decreased primarily due to a lower number of stores and distribution centers serviced under the TSA discussed in the net sales variances above. The shared service center costs incurred to support back-office functions related to the TSA and the Services Agreement with Moran Foods represent administrative overhead and are recorded in Selling and administrative expenses. The expiration of the TSA in September 2018 will result in lower Corporate net sales, gross profit and operating earnings in fiscal 2019 and 2020, as discussed in the Executive Overview section above.
Total Gross profit as a percent of total Net sales decreased due to the overall Wholesale sales mix.
Year-To-Date Variances
Wholesale’s gross profit decreased $4 primarily due to $16 of lower gross profit from decreased sales when excluding acquired businesses, $11 of higher occupancy costs driven by expense from the completed sale-leaseback transactions, $10 of higher employee costs primarily from warehouse labor inefficiencies from network realignment work, $6 of higher trucking expenses and $5 of higher inventory shrink costs and adjustments, offset in part by $24 of higher gross profit attributable to the acquired Unified business, $12 of higher gross profit attributable to the acquired AG Florida business (both including depreciation expense related to facilities valued in purchase accounting) and $6 of higher gross margins. The acquired Unified business contributed to a decrease in Wholesale gross profit as a percent of Wholesale sales. These variances include costs, expense and shrink from our realignment of the legacy Supervalu and Unified distribution networks in the Pacific Northwest, including the expiration of a leased facility, and the transition from the Lancaster distribution center to our new Harrisburg distribution center, and the start-up of our Joliet distribution center. We believe some of our realignment operating expenses will serve to accelerate the realization of our operating synergies in the Pacific Northwest from our original estimate of three years.

Retail’s gross profit decreased primarily due to lower gross margin from decreased sales, higher shrink and other operating costs.
Corporate’s gross profit decreased primarily due to a lower number of stores and distribution centers serviced under the TSA discussed in the net sales variances above. The shared service center costs incurred to support back-office functions related to the TSA and the Services Agreement with Moran Foods represent administrative overhead and are recorded in Selling and administrative expenses. The expiration of the TSA in September 2018 will result in lower Corporate net sales, gross profit and operating earnings in fiscal 2019 and 2020, as discussed in the Executive Overview section above.
Total Gross profit as a percent of total Net sales decreased due to the overall Wholesale sales mix and the contribution of Unified to the gross profit rate.
Selling and administrative expenses
Second Quarter Variances
Selling and administrative expenses for the second quarter of fiscal 2019 were $356 or 10.1 percent of Net sales, compared with $323 or 9.4 percent of Net sales for last year’s second quarter, an increase of $33 or 10.2 percent. Selling and administrative expenses for the second quarter of fiscal 2019 included net charges and costs of $71, comprised of asset impairment charges of $46, store closure charges and costs of $12, strategic consulting costs of $11 and merger and integration costs of $2. Selling and administrative expenses for the second quarter of fiscal 2018 included net charges and costs of $25, comprised of merger and integration costs of $23 and an asset impairment charge of $2. When adjusted for these items, the remaining decrease of $13 in Selling and administrative expenses is primarily due to $8 of lower employee-related costs.
Year-To-Date Variances
Selling and administrative expenses for fiscal 2019 year-to-date were $784 or 9.5 percent of Net sales, compared with $710 or 10.2 percent of Net sales for last fiscal year-to-date, an increase of $74 or 10.4 percent. Selling and administrative expenses for fiscal 2019 year-to-date included net charges and costs of $94, comprised of asset impairment charges of $46, store closure charges and costs of $23, strategic consulting costs of $12, severance costs of $9 and merger and integration costs of $8, offset in part by a gain on sale of property of $4. Selling and administrative expenses for fiscal 2018 year-to-date included net charges and costs of $38, comprised of merger and integration costs of $27, a legal reserve charge of $9, an asset impairment charge of $2 and severance costs of $2, offset in part by a gain on sale of property of $2. When adjusted for these items, the remaining increase of $18 in Selling and administrative expenses is primarily due to $15 of higher employee-related costs driven by the acquired Unified and AG Florida businesses and $6 of depreciation and amortization expense.
Operating (loss) earnings
The following table outlines the composition of and variances in Operating earnings:

	Second Quarter Ended			Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	Variance	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)	Variance
Wholesale	$21	$56	$(35)	$69	$114	$(45)
% of Wholesale sales	0.7%	2.1%	(1.4)%	1.0%	2.2%	(1.2)%
Retail	(57)	(10)	(47)	(77)	(10)	(67)
% of Retail sales	(8.7)%	(1.5)%	(7.2)%	(4.9)%	(0.7)%	(4.2)%
Corporate	(26)	(29)	3	(54)	(43)	(11)
Total Operating earnings	$(62)	$17	$(79)	$(62)	$61	$(123)
% of total Net sales	(1.7)%	0.5%	(2.2)%	(0.7)%	0.9%	(1.6)%
Second Quarter Variances
Wholesale operating earnings for the second quarter of fiscal 2019 included an asset impairment charge of $2. When adjusted for this item, the remaining $33 decrease in Wholesale operating earnings is primarily due to a $23 decrease in Wholesale gross profit discussed above and $12 of higher corporate expenses allocated to Wholesale due to the decline in TSA revenues and our annual assessment regarding segment resource consumption, and incremental administrative expense from AG Florida, offset in part by realized Unified cost synergies.

Retail operating loss for the second quarter of fiscal 2019 included an asset impairment charge of $44 and store closure charges and costs of $7. When adjusted for these items, the remaining $4 increase in Retail operating earnings is primarily due to lower employee costs and logistics costs, offset in part by lower gross margin from decreased sales.
Corporate operating loss for the second quarter of fiscal 2019 included net charges and costs of $18, comprised of professional services restructuring costs of $11, store closure charges and costs of $5 and merger and integration costs of $2. Corporate operating loss for the second quarter of fiscal 2018 included net charges and costs of $25, comprised of merger and integration costs of $23 and an asset impairment charge of $2. When adjusted for these items, the remaining $4 increase in Corporate operating loss is primarily due to lower TSA fees as discussed above, offset in part by lower corporate administrative costs that are being allocated to Wholesale.
Year-To-Date Variances
Wholesale operating earnings for fiscal 2019 year-to-date included a gain on sale of $4 and a severance benefit of $2, offset in part by an asset impairment charge of $2. Wholesale operating earnings for fiscal 2018 year-to-date included a legal reserve charge of $9. When adjusted for these items, the remaining $58 decrease in Wholesale operating earnings is primarily due to $55 of higher Wholesale selling and administrative costs primarily due to the acquired Unified and AG Florida businesses and higher corporate allocated expenses and the $4 decrease in Wholesale gross profit discussed above, offset in part by realized Unified cost synergies. Due to the decline in TSA revenues and our annual assessment regarding segment resource consumption, we attributed $24 of additional corporate administrative expense to Wholesale during fiscal 2019 year-to-date, which is being offset by realized cost synergies.
Retail operating loss for fiscal 2019 year-to-date included an asset impairment charge of $44, severance costs of $11 and store closure charges and costs of $10. When adjusted for these items, the remaining $2 increase in Retail operating loss is primarily due to lower gross margin from decreased sales and other operating costs, offset in part by lower depreciation expense.
Corporate operating loss for fiscal 2019 year-to-date included net charges and costs of $33, comprised of store closure charges and costs of $13, strategic consulting costs of $12 and merger and integration costs of $8. Corporate operating loss for fiscal 2018 year-to-date included net charges and costs of $29, comprised of merger and integration costs of $27, severance costs of $2 and an asset impairment charge of $2, offset in part by a gain on sale of $2. When adjusted for these items, the remaining $7 increase in Corporate operating loss is primarily due to lower TSA fees as discussed above, offset in part by lower corporate administrative costs that are being allocated to Wholesale.
Interest expense, net

	Second Quarter Ended		Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Interest expense on long-term debt, net of capitalized interest	$21	$23	$53	$50
Interest expense on capital lease obligations	4	4	9	10
Amortization of financing costs and discount	1	1	2	4
Other	1	3	4	6
Unamortized financing charges	—	—	3	3
Debt refinancing costs	—	—	5	2
Interest income	—	(1)	—	(2)
Interest expense, net	$27	$30	$76	$73
Interest expense, net decreased $3 in the second quarter of fiscal 2019 compared to last year’s second quarter primarily due to lower average outstanding borrowings.
Interest expense, net increased $3 for fiscal 2019 year-to-date compared to last fiscal year-to-date primarily due to higher costs and charges associated with debt refinancing this year and higher average outstanding borrowings.

Income tax (benefit) provision
Income tax benefit for the second quarter of fiscal 2019 was $25, or 31.0 percent of loss from continuing operations before income taxes, compared with an income tax benefit of $0, or 5.4 percent of loss from continuing operations before income taxes for the second quarter of fiscal 2018. The change in income tax benefit is primarily due to the reduction in earnings from continuing operations before income taxes.
Income tax benefit for fiscal 2019 year-to-date was $35, or 29.6 percent of loss from continuing operations before income taxes, compared with an income tax expense of $11, or 58.4 percent of earnings from continuing operations before income taxes for last fiscal year-to-date. The change in income tax benefit is primarily due to the reduction in earnings from continuing operations before income taxes, a decrease in discrete tax expense related to stock-based compensation and the net tax benefit from the release of a valuation allowance in fiscal 2019 year-to-date.
If our merger with UNFI does not close by the end of fiscal 2019, our Holding Company reorganization is expected to generate capital gains for utilization of our capital loss carryforward by the end of fiscal 2019. However, additional valuation allowance against the deferred tax asset for the capital loss carryforward was not released in the second quarter of fiscal 2019 due to certain events yet to occur. These events include capital restructuring that relies on third-party approvals and market conditions and the sale of certain assets following certain transactions of the Holding Company reorganization, but prior to February 2019 when the capital loss carryforward expires.
The Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 made broad and complex changes to the U.S. tax code. In accordance with SEC guidance, we recorded provisional adjustments based on reasonable estimates. These estimates may be impacted by future guidance regarding tax accounting methods and elections, state tax conformity to federal tax changes and expected changes to U.S. Treasury regulations. We anticipate these estimates will be finalized on or before the due date of our federal and state income tax returns.
Net (loss) earnings from continuing operations
Second Quarter Variances
Net loss from continuing operations for the second quarter of fiscal 2019 was $55, compared with net loss from continuing operations of $1 for the second quarter of fiscal 2018. Net loss from continuing operations for the second quarter of fiscal 2019 included after-tax net charges and costs of $51, comprised of asset impairment charges of $31, store closure charges and costs of $9, strategic consulting costs of $8, merger and integration costs of $2 and a deferred income tax expense of $1 related to a valuation allowance release. Net loss from continuing operations for the second quarter of fiscal 2018 included after-tax net charges and costs of $17, comprised of merger and integration costs of $16 and an asset impairment charge of $1. When adjusted for these items, the remaining $20 after-tax increase in net loss from continuing operations is due to the variances discussed in the Operating (loss) earnings, Interest expense, net and Income tax (benefit) expense sections above.
Year-To-Date Variances
Net loss from continuing operations for fiscal 2019 year-to-date was $82, compared with net earnings from continuing operations of $8 last fiscal year-to-date. Net loss from continuing operations for fiscal 2019 year-to-date included after-tax net charges and costs of $71, comprised of asset impairment charges of $31, store closure charges and costs of $17, strategic consulting costs of $9, severance costs of $8, merger and integration costs of $6, debt refinancing costs of $3 and unamortized financing charges of $2, offset by a gain on sale of property of $3 and deferred income tax benefit of $2. Net earnings from continuing operations for fiscal 2018 year-to-date included after-tax net charges and costs of $29, comprised of merger and integration costs of $19, a legal reserve charge of $6, an unamortized debt financing charge of $2, debt refinancing costs of $1, an asset impairment charge of $1 and severance costs of $1, offset in part by a gain on sale of property of $1. When adjusted for these items, the remaining $48 after-tax increase in net loss from continuing operations is due to the variances discussed in the Operating (loss) earnings, Interest expense, net and Income tax (benefit) expense sections above.

(Loss) income from discontinued operations, net of tax
Discontinued operations include three retail banners, formerly reported within the Retail segment, and the Save-A-Lot business that was previously disclosed as a separate reporting segment. Discontinued operations related to Save-A-Lot have been adjusted for assets, liabilities, operating results, and cash flows of the Save-A-Lot business as provided under the SAL Merger Agreement and the Separation Agreement. Discontinued operations for Farm Fresh, Shop ‘n Save and Shop ‘n Save East retail banners reflect assets, liabilities, operations results and cash flows of the three banners that are being held for sale, except for those assets and liabilities of the Farm Fresh banner that were sold in the first quarter of fiscal 2019 and certain Shop ‘n Save East locations that were disposed of in the second quarter of fiscal 2019. The results of discontinued operations also include a gain on sale of $37 that was recorded related to the 21 Farm Fresh stores and pharmacy assets sold during the first quarter of fiscal 2019.
The decrease in net sales and gross profit of discontinued operations for the second quarter of fiscal 2019 and fiscal 2019 year-to-date periods primarily relates to the sale of 26 of our Farm Fresh stores, the closure of 12 Farm Fresh stores, and lower identical store sales of the remaining retail stores in discontinued operations. In addition, gross profit of discontinued operations decreased due to lower gross margins on inventory sold at higher discounts on sold and closed stores. Selling and administrative expenses include severance costs related to sold and closed stores. Refer to Note 17—Discontinued Operations within the Condensed Consolidated Financial Statements for additional financial information regarding these discontinued operations.
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
There are significant limitations to using Adjusted EBITDA as a financial measure, including, but not limited to, its not reflecting cash expenditures for capital assets or contractual commitments, changes in working capital, income taxes, capital lease obligations and debt service expenses that are recurring in our results of operations.
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
The following table reconciles Adjusted EBITDA to Net (loss) earnings from continuing operations:

	Second Quarter Ended		Year-To-Date Ended
	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Net (loss) earnings from continuing operations	$(55)	$(1)	$(82)	$8
Less net loss (earnings) attributable to noncontrolling interests	1	—	1	(1)
Income tax (benefit) provision	(25)	—	(35)	11
Interest expense, net	27	30	76	73
Net periodic benefit income, excluding service cost	(9)	(12)	(21)	(29)
Depreciation and amortization	46	47	113	100
Stock-based compensation	6	4	12	10
LIFO charge	2	1	4	2
Asset impairment charges(1)	46	2	46	2
Store closure charges and costs(2)	12	—	23	—
Strategic consulting costs(3)	11	—	12	—
Severance costs(4)	—	—	9	2
Merger and integration costs(5)	2	23	8	27
Legal reserve charge(6)	—	—	—	9
Gain on sale of property(7)	—	—	(4)	(2)
Adjusted EBITDA	$64	$94	$162	$212

(1)	Asset impairment charges include non-cash charges related to operating Retail and Wholesale assets that are no longer recoverable.

(2)	Store closure charges and costs include lease reserve charges and impairment and severance related costs due to store closures, including the sale of pharmacy prescription files.

(3)
Strategic consulting costs primarily reflect expenses for professional fees and legal entity reorganization related to our pending acquisition by UNFI, proposed reorganization into a holding company structure and other expense.

(4)	Severance costs primarily reflect termination costs for employees who are not part of our on-going business.

(5)
Merger and integration costs relate to the acquisitions and integration of Unified and AG Florida and primarily reflect employee severance and transition costs. We expect to incur approximately $20 of merger and integration costs related to Unified and AG Florida in fiscal 2019.

(6)	Legal reserve charge reflects a settlement for certain legal proceedings.

(7)	Gain on sale of property reflects a gain on the sale of a distribution center in fiscal 2019 and surplus corporate property in fiscal 2018.

The following table reconciles Adjusted EBITDA to segment and total Operating (loss) earnings:

	Second Quarter Ended		Year-To-Date Ended
(In millions)	September 8, 2018 (12 weeks)	September 9, 2017 (12 weeks)	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)
Reconciliation of segment operating earnings to total operating earnings, as reported
Wholesale operating earnings	$21	$56	$69	$114
Retail operating loss	(57)	(10)	(77)	(10)
Corporate operating loss	(26)	(29)	(54)	(43)
Total operating (loss) earnings	$(62)	$17	$(62)	$61
Reconciliation of segment operating (loss) earnings, as reported, to segment Adjusted EBITDA:
Wholesale operating earnings, as reported	$21	$56	$69	$114
Adjustments:
Asset impairment charge	2	—	2	—
Severance costs	—	—	(2)	—
Gain on sale of property	—	—	(4)	—
Legal reserve charge	—	—	—	9
Wholesale operating earnings, as adjusted	23	56	65	123
Wholesale depreciation and amortization	25	22	62	40
LIFO charge	2	1	4	2
Wholesale adjusted EBITDA	$50	$79	$131	$165

Retail operating loss, as reported	$(57)	$(10)	$(77)	$(10)
Adjustments:
Asset impairment charge	44	—	44	—
Severance costs	—	—	11	—
Store closure charges and costs	7	—	10	—
Retail operating loss, as adjusted	(6)	(10)	(12)	(10)
Retail depreciation and amortization	17	22	43	53
Equity in earnings of unconsolidated affiliates	—	—	—	2
Net loss (earnings) attributable to noncontrolling interests	1	—	1	(1)
Retail adjusted EBITDA	$12	$12	$32	$44

Corporate operating loss, as reported	$(26)	$(29)	$(54)	$(43)
Adjustments:
Store closure charges and costs	5	—	13	—
Merger and integration costs	2	23	8	27
Strategic consulting costs	11	—	12	—
Asset impairment charge	—	2	—	2
Severance costs	—	—	—	2
Gain on sale of property	—	—	—	(2)
Corporate operating loss, as adjusted	(8)	(4)	(21)	(14)
Corporate depreciation and amortization	4	3	8	7
Stock-based compensation	6	4	12	10
Corporate adjusted EBITDA	$2	$3	$(1)	$3
Total adjusted EBITDA	$64	$94	$162	$212

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resource Highlights

•	Unused available credit under the Revolving ABL Credit Facility decreased $55 to $761 as of September 8, 2018 from $816 as of February 24, 2018.

•
Total debt decreased $303 to $1,429 as of September 8, 2018 from $1,732 as of February 24, 2018, net of unamortized debt financing costs and original issue discount, primarily related to our redemption of $220 of the outstanding 6.75 percent Senior Notes due June 2021, $134 of mandatory prepayments under the Secured Term Loan Facility and the $26 pay-off of the Harrisburg, PA distribution center mortgage, offset in part by higher borrowings under the Revolving ABL Credit Facility. The decrease in debt was primarily driven by available proceeds received from the sale-leaseback of seven distribution centers and the sale of 21 Farm Fresh stores and Farm Fresh pharmacy assets in the first quarter of fiscal 2019.

•	There are $3 scheduled debt maturities in the remainder of fiscal 2019.

•
Working capital of continuing operations increased $62 to $526 as of September 8, 2018 from $464 as of February 24, 2018, excluding the impacts of the LIFO reserve, primarily due to inventory and accounts receivable increases.

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
Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	Year-To-Date Ended
	September 8, 2018 (28 weeks)	September 9, 2017 (28 weeks)	Variance
Cash flow activities
Net cash (used in) provided by operating activities—continuing operations	$(16)	$70	$(86)
Net cash provided by (used in) investing activities—continuing operations	276	(208)	484
Net cash (used in) provided by financing activities—continuing operations	(332)	31	(363)
Net cash provided by (used in) discontinued operations	64	(16)	80
Net decrease in cash and cash equivalents	(8)	(123)	115
Cash and cash equivalents at beginning of period	48	332	(284)
Cash and cash equivalents at the end of period	40	209	(169)
Less cash and cash equivalents of discontinued operations at end of period	(4)	(6)	2
Cash and cash equivalents of continuing operations at end of period	$36	$203	$(167)

The increase in net cash used in operating activities from continuing operations in fiscal 2019 year-to-date compared to the net cash provided by operating activities from continuing operations last fiscal year-to- date is primarily due to higher cash utilized for net working capital primarily related to accounts payable and inventory, a higher continuing operations cash tax refund received last year and lower cash generated from earnings.
The increase in net cash provided by investing activities in fiscal 2019 year-to-date compared to the net cash used in investing activities from continuing operations last fiscal year-to-date is primarily due to cash received from the sale of seven distribution centers that were leased back in the first quarter of fiscal 2019.
The increase in net cash used in financing activities in fiscal 2019 year-to-date compared to the net cash provided by financing activities of continuing operations last fiscal year-to-date is primarily due to our redemption of $220 of the outstanding 6.75 percent Senior Notes due June 2021, $134 of mandatory prepayments on the Secured Term Loan Facility and the $26 pay-off of the Harrisburg, PA distribution center mortgage.
The increase in net cash provided by discontinued operations in fiscal 2019 year-to-date compared to the net cash used in discontinued operations last fiscal year-to-date is primarily due to cash proceeds received from the sale of certain Farm Fresh assets in the first quarter of fiscal 2019 and taxes paid in the first quarter of fiscal 2018 related to the sale of Save-A-Lot, offset in part by lower cash generated from discontinued operations in fiscal 2019 year-to-date.
Credit Facilities and Debt Agreements
Refer to Note 8—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.
Capital Expenditures
Capital expenditures in fiscal 2019 year-to-date were $110, including capital lease additions but excluding cash paid for business acquisitions, and primarily consisted of investments in two new distribution centers, Retail store remodels and technology improvements.
Capital expenditures for fiscal 2019 are estimated to be approximately $190 to $210 and primarily relate to investments in our newly acquired distribution centers and network realignment, Retail store remodels and information technology investments.
We define capital expenditures as cash payments for purchases of property, plant and equipment and non-cash capital lease additions, and exclude payments for business acquisitions and capitalized property, plant and equipment obligations for which cash payment has not been made and obligations exist within Accounts payable.
Pension and Other Postretirement Benefit Obligations
Cash contributions to defined benefit pension and other postretirement benefit plans were $6 and $1 in fiscal 2019 and 2018 year-to-date, respectively.
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
Multiemployer Pension Plans
We contribute to various multiemployer pension plans, which are primarily defined benefit pension plans, under collective bargaining agreements. During fiscal 2019 and 2018 year-to-date, we contributed $25 and $20, respectively, to these multiemployer pension plans. There have been no material changes in our multiemployer pension plan arrangements since the end of fiscal 2018, except certain multiemployer pension obligations that have been agreed to be assumed by Schnucks as part of the sale of certain Shop ‘n Save stores. Refer to Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 24, 2018 for information regarding our multiemployer pension plan arrangements.
Contractual Obligations
The following table represents our significant contractual obligations as of September 8, 2018:

	Payments Due Per Period
	Total	Remaining Fiscal 2019	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$1,450	$3	$7	$378	$364	$698
Interest on long-term debt(4)	408	40	87	160	107	14
Operating leases(5)	1,194	36	92	174	142	750
Capital leases(6)	189	13	31	54	42	49
Purchase obligations(7)	371	166	78	100	27	—
Self-insurance obligations(8)	70	12	16	18	9	15
Total contractual obligations	$3,682	$270	$311	$884	$691	$1,526

(1)
Because the timing of certain future payments beyond fiscal 2019 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude our discretionary funding of our pension plans and required funding of our postretirement benefit obligations, which totaled $6 for fiscal 2019 year-to-date, and multiemployer pension plan contributions, which totaled $25 for fiscal 2019 year-to-date. Pension and postretirement benefit obligations were $246 as of September 8, 2018. We expect to contribute $5 to $10 to pension and postretirement benefit plans during fiscal 2019, but are not required to make minimum pension contributions.

(2)
Unrecognized tax benefits, which totaled $45 as of September 8, 2018, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per fiscal period for 2019 through thereafter exclude any Excess Cash Flow prepayments that may be required under the provisions of the Secured Term Loan Facility because the amount of such future prepayment amounts, if any, are not reasonably estimable as of September 8, 2018.

(4)
Amounts include contractual interest payments using the interest rate as of September 8, 2018 applicable to our variable interest debt instruments (including variable interest rates under the Secured Term Loan Facility that have been swapped to fixed interest rates) and stated fixed rates for all other debt instruments.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $83, $8, $19, $28, $11 and $17, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $33, $2, $6, $10, $7, and $8, respectively.

(7)
Our purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of September 8, 2018, future purchase obligations existed that primarily related to fixed asset and information technology commitments. In addition, in the ordinary course of business, we enter into supply contracts to purchase product for resale to Wholesale customers and to consumers, which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

(8)
Our insurance reserves include the undiscounted obligations related to workers’ compensation, general and automobile liabilities at the estimated ultimate cost of reported claims and claims incurred but not yet reported and related expenses.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2—Recently Adopted and Issued Accounting Standards in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards not yet adopted by us, and for which we are currently evaluating their impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES
Management of Supervalu, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of Supervalu’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 8, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Supervalu’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Supervalu in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to Supervalu’s management, including Supervalu’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
We can provide no assurance that the Merger will be consummated or consummated in the timeframe or manner currently anticipated. The Merger is subject to a number of conditions including the approval of our shareholders, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger.
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
In connection with the proposed Merger, three putative class action lawsuits have been filed on behalf of SUPERVALU stockholders in the United States District Court for the District of Delaware, alleging, among other things, that the defendants failed to make adequate disclosures in the Company’s proxy statement relating to the Merger. SUPERVALU believes that the allegations in the complaints are without merit.
Holding Company Reorganization
We may choose to defer or abandon the Holding Company reorganization.
Completion of the internal reorganization into a holding company structure, or the Holding Company reorganization, may be deferred or abandoned at any time. We may defer completion or may abandon the Holding Company reorganization if we determine that for any reason the completion of the Holding Company reorganization would be inadvisable or not in the best interest of our Company or our stockholders.
The Merger Agreement with UNFI provides, among other things, that SUPERVALU and SUPERVALU Enterprises, Inc. will not, without the prior written consent of UNFI, implement the Holding Company reorganization prior to November 25, 2018, unless the Company has not incurred, and does not reasonably expect to incur, more than $10 in the aggregate in out-of-pocket costs and expenses related to indebtedness of the Company in connection with the Holding Company reorganization. In light of the expected timing of the Merger, it is unlikely that the Company will implement the Holding Company reorganization.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(in millions, except shares and per share amounts) Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
First four weeks
June 17, 2018 to July 14, 2018	—	$—	—	$—
Second four weeks
July 15, 2018 to August 11, 2018	9,780	$32.09	—	$—
Third four weeks
August 12, 2018 to September 8, 2018	—	$—	—	$—
Totals	9,780	$32.09	—	$—

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of fiscal 2019 contains three 28-day periods.

(2)
These amounts include the deemed surrender by participants in our compensatory stock plans of 9,780 shares of previously issued common stock. These are from the vesting of restricted stock awards and restricted stock units granted under such plans.

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

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 10, 2018, by and among SUPERVALU INC., SUPERVALU Enterprises, Inc., United Natural Foods, Inc. and Jedi Merger Sub, Inc. is incorporated herein by reference to Exhibit 2.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on October 10, 2018.

10.1	Letter Agreement Amendment, dated July 25, 2018, between SUPERVALU INC. and Mark Gross is filed herewith.*

10.2
Agreement, dated July 30, 2018, by and among SUPERVALU INC., Blackwells Capital LLC and Mr. Jason Aintabi is incorporated herein by reference to Exhibit 10.1 to Supervalu’s Current Report on Form 8-K filed with the SEC on July 31, 2018.

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

101
The following information from the SUPERVALU INC. Quarterly Report on Form 10-Q for the second quarter ended September 8, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERVALU INC. (Registrant)

Dated: October 15, 2018	/s/ ROB N. WOSETH
Rob N. Woseth Executive Vice President and Chief Financial Officer (principal financial officer)